Form 10-K
period 1993-12-31
TAMBRANDS INC
filed 1994-03-31
CIK 96277

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            _______________________


                                   FORM 10-K

(Mark One)




    /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           [FEE REQUIRED]

   For the fiscal year ended December 31, 1993

                                       OR

    / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           [NO FEE REQUIRED]


   Commission file number 1-8714


                                  TAMBRANDS INC.
                                  --------------
     (Exact name of registrant as specified in its charter)

          Delaware                             13-1366500
          --------                             ----------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)

777 Westchester Avenue
White Plains, New York                         10604
- ----------------------                         -----
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code, is 914-696-6000
                                                       ------------

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
     Title of each class                    on which registered
     -------------------                    -------------------

     Common Stock, par                      New York Stock Exchange
     value $.25 per share; and              Pacific Stock Exchange
     Common Share Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:  None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                       No ________
    ---------

                                   FORM 10-K

                          (Facing Sheet Continuation)



          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.        [   ]

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 9, 1994 was $1,600,048,069. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

          As of March 15, 1994, 37,314,597 shares of the registrant's Common Stock were outstanding.


Documents Incorporated by Reference
- -----------------------------------

          Part III of this Form 10-K incorporates by reference portions of the definitive Proxy Statement for the registrant's annual meeting of shareholders to be held on April 26, 1994, filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                  PART I
                                  ------

Item 1.  Business
- ------   --------


General
- -------

     Tambrands Inc. (the "Company") has been manufacturing and marketing menstrual tampons, which are sold under the trademark TAMPAX(R), since 1936. It is the leading manufacturer and marketer of tampons in the world. The Company operates in one business segment, personal care products. In recent years, the Company has focused on its core TAMPAX tampon business worldwide and has been expanding its international operations. The Company has manufacturing operations in eight countries. In 1993, TAMPAX tampons were sold in over 150 countries.

     The Company has subsidiaries operating in Brazil, Canada, the Czech Republic, France, Ireland, Mexico, Poland, Russia, South Africa, Switzerland, Ukraine, the United Kingdom and Venezuela. The Company also has an 80% interest in a joint venture in the People's Republic of China.

     The Company was incorporated under the laws of the State of Delaware in 1936. The Company's principal executive offices are located at 777 Westchester Avenue, White Plains, New York 10604 (telephone number 914-696-6000).


Recent Developments
- -------------------

     In June 1989, the Company adopted a new corporate strategy of concentrating on the Company's core TAMPAX tampon business. As part of this strategy, the Company announced in December 1989 a major restructuring program designed to reduce costs and improve performance. The restructuring program has included sales of the Company's businesses that were not supportive of the Company's core activities, reductions in workforce and consolidation of certain administrative, manufacturing and research and development facilities in the United States, Canada and Europe. This program has been virtually completed.

     In December 1991, the Company announced a program to restructure its worldwide manufacturing operations to improve efficiency and reduce costs. The program includes workforce reductions and consolidation of facilities. The program has been virtually completed, and has included the sale of non-core businesses in Brazil and Mexico and the closing of manufacturing plants in Canada and the United States.

     In June 1993, the Company announced that it would provide a $30 million charge ($20 million after-tax) to provide for restructuring of manufacturing and administrative operations and the cost of management changes, including the adoption of a consolidated international management strategy. The program includes workforce reductions and consolidation of facilities.

     In order to implement these restructuring programs, the number of manufacturing plants has been reduced by approximately 50% and the Company has sold (i) its cosmetics, diagnostics and MAXITHINS(R) pad and panty shield businesses; (ii) its headquarters in Lake Success, New York; (iii) its non-tampon businesses in Spain, which included sanitary pads, disposable diapers and other baby products; (iv) its interest in a joint venture in Turkey, which primarily produced sanitary pads and diapers; (v) its disposable diaper and external pad businesses in Brazil; and (vi) its alcohol, cotton, baby wipes and external pad businesses in Mexico.

     The Company currently is engaged in an ongoing program of substantially upgrading production equipment at its remaining manufacturing facilities through further automation and computerization. The Company's 1993 capital spending programs were related to investments in equipment to improve product quality and productivity, modernize facilities and reduce costs. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in item 7 of Part II hereof.

     In June 1989, the Company initiated a stock repurchase program. As of December 31, 1993, the Company had spent approximately $365 million to purchase approximately 5.9 million shares of its Common Stock under four repurchase programs. The Company was authorized as of December 31, 1993 to purchase 2.02 million additional shares. The Company is continuing its repurchases as conditions warrant.

     In 1992, the Company established a commercial paper program under which it may borrow up to $150 million for general corporate purposes. At December 31, 1993, $48 million was outstanding under this program. In addition, in 1993, the Company established a $150 million Medium-Term Note program. At December 31, 1993, $30 million was outstanding under this program.

     On June 1, 1993, Martin F. C. Emmett resigned from his position as Chairman and Chief Executive Officer. Howard B. Wentz, Jr. replaced Mr. Emmett as the Chairman of the Board of Directors and, pending the appointment of a Chief Executive Officer, is performing the duties of Chief Executive Officer. Certain other changes in senior management also occurred in mid-1993. The Company is currently in the process of evaluating candidates for the position of Chief Executive Officer.

Products
- --------

     Menstrual tampons represent virtually all of the Company's sales. The Company's largest selling tampon is the TAMPAX flushable applicator tampon, which first became commercially available in 1936. The Company also manufactures and sells (i) TAMPAX tampons with plastic applicators in the United States; (ii) TAMPAX COMPAK(R) tampons, with a compact all-plastic applicator, in the United States, Canada, France, the United Kingdom and other countries in Europe; and (iii) TAMPAX comfort shaped flushable applicator tampons, with an all-paper rounded-end applicator and a slimmer design than the Company's standard product, in the United States, Canada, Australia, parts of Europe and several other countries.

     In 1993, the Company introduced nationally in Canada the new TAMPAX SATIN TOUCH/TM/ tampon. This tampon offers the ease and comfort of a plastic applicator but has an all-paper applicator that is flushable and biodegradable. In 1993, the Company introduced nationally its new TAMPAX TAMPETS(R) non-applicator tampon in Ireland. The Company also introduced this tampon in test market in the United Kingdom in 1993 and plans to introduce this tampon nationally in the United Kingdom in 1994. The Company continues to evaluate the possible introduction of these and other products in additional markets.

Marketing and Sales
- -------------------

     Marketing operations are conducted either directly by the Company and its subsidiaries and joint venture, or by independent brokers or sales agents and distributors. Sales are made directly to drug, grocery, variety and discount stores and other comparable outlets, as well as to wholesalers and distributors in those trades. No single customer (including distributors) of the Company and its subsidiaries and joint venture accounted for 10% or more of total net sales in 1993. A small number of significant customers have highly leveraged capital structures, making them particularly sensitive to adverse market interest rate changes and other economic variables. This situation has not significantly affected the Company in prior years.

     Substantially all sales involve extensions of credit. Credit terms generally are consistent with terms typically extended under local industry practices. Default rates by the Company's customers in the United States have been at or below industry averages, based on information from the Credit Research Foundation.

     In the United States, the Company's internal sales management group directly handles sales to certain large customer accounts. These sales have been increasing as a percentage of total sales. Other sales in the United States and sales in Belgium, Canada, France and the Netherlands are handled through independent sales brokers, who also may sell other branded consumer products but generally do not carry products that compete with the products of the Company and its subsidiaries. Sales are conducted in the Czech

Republic, Poland, Russia, Ukraine and the United Kingdom by the Company's subsidiaries and in the People's Republic of China by its joint venture. Sales are conducted in other countries through independent distributors and agents.

     During 1993, retailers in the United States and Europe and distributors in Europe continued to reduce their inventories of TAMPAX tampons, as part of an industry-wide trend to reduce consumer goods inventory levels. This inventory reduction adversely affected the Company's 1993 financial results. This inventory reduction trend has continued in the first quarter of 1994 and the Company believes that the trend will continue. However, the rate of inventory reduction in future periods is expected to be significantly less than the rate of reduction experienced in 1993.

     Media advertising is important to the overall success of the TAMPAX tampon brand. In the United States, Canada and Europe, the Company focuses its advertising on women aged 12-34, using a variety of media, including television and print advertisements. The Company increased its advertising and promotional spending substantially in the second half of 1993, in the face of a significant decline in the Company's market share of the tampon category in the United States in the first half of 1993 and a decline in the tampon share of the sanitary protection category in Europe in 1992 and 1993. The advertising and promotional spending is being concentrated in the Company's five largest markets (the United States, the United Kingdom, Canada, France and Spain) and in the four international markets believed to have the greatest development potential (CIS, principally Russia and Ukraine, Mexico, China and Brazil).

     The Company also seeks to attract and retain customers through its teen education program, which is designed to help female teenagers understand the various forms of sanitary protection and promotes trial usage of TAMPAX tampons.

Competition
- -----------

     Highly competitive conditions prevail in the feminine protec-tion industry for external pads and menstrual tampons, which are directly competitive in both performance and price, the principal methods of competition.

     In the United States, there are four other manufacturers whose sales, directly or through subsidiaries, are significant in the total sanitary protection market: Johnson & Johnson, Kimberly-Clark Corporation, Playtex Family Products Corporation and The Procter & Gamble Company. Each of these corporations manufactures and sells external pads or menstrual tampons or both. Each makes and sells products other than external pads and tampons, and the total sales of all products by and the capitalization of each of Johnson & Johnson, Kimberly-Clark and Procter & Gamble are substantially greater than the total sales and capitalization of the Company. These factors may be helpful to the respective competitive positions of these companies in the feminine protection industry. Substantially all of the tampons manufactured by the above-mentioned four companies are sold under these companies' brand names. In addition, there is a small but growing private label segment of the industry. Management believes that the TAMPAX tampon's leading market share position in the U.S. tampon category (approximately 50.3% in dollars and 53.7% in units for the year 1993, according to Information Resources, Inc.) and strong brand loyalty among consumers (as verified by household panel data obtained by Nielsen Marketing Research), are positive factors in the Company's ability to compete in the feminine protection industry. During 1993, the level of competitive activity increased in the United States, particularly in the area of price discounting.

     Highly competitive conditions prevail in virtually all foreign markets. Competition tends to be fragmented and regional in nature in most of those markets, but tampons produced by, or under license from, Johnson & Johnson, and external pads produced by Procter & Gamble, are sold in many of the foreign markets where the Company does business. Competitive activity intensified in Europe in 1993. This activity included the introduction and aggressive marketing of several new external pad products.

     Management expects that highly competitive conditions will continue in 1994, including price discounting, new product introductions and continued growth in private label tampons.

Raw Materials
- -------------

     The principal raw materials used in the Company's business are cotton and rayon for tampons, paper and plastic for tampon applicators, and paperboard for cartons and containers. Most of these raw materials are readily available in the market from many sources.

Trademarks and Patents
- ----------------------

     The Company, directly or through its subsidiaries, owns a number of trademarks, trademark registrations and trademark applications in the United States and other countries, which, in the opinion of management, are significant. The Company's trademark registrations vary in duration and are typically renewable by the Company. Certain features of TAMPAX tampons are the subject of U.S. and foreign patents or patent applications owned by the Company. In management's opinion, certain of these patents are significant. The duration of the Company's patents ranges from 5 to 19 years (i.e., the patents have
                                                    ----
expiration dates
ranging from the year 1999 to the year 2013).


Research and Development
- ------------------------

     The Company maintains a research and development laboratory at its facilities in each of Palmer, Massachusetts and Havant, England. The Company's research and development expenditures have approximated 2% of net sales in each of the past three years. Management believes that developing better protecting and more comfortable and convenient products, and products which are environmentally sound, is important to maintaining the Company's competitive position. Research is directed toward these goals.

Employees
- ---------

     As part of the restructuring program announced in 1989, the staff of the Company's headquarters and North American Division has been reduced substantially. The sale of non-core businesses also has reduced the number of employees. Additional headcount reductions have occurred and will occur as a result of the restructuring programs announced in 1991 and 1993. At December 31, 1993, the Company and its consolidated subsidiaries employed approximately 3,600 persons, including 900 employees in the People's Republic of China, Russia and Ukraine.

Foreign and Domestic Operations; Export Sales
- ---------------------------------------------

     The information regarding foreign and domestic operations of the Company and its subsidiaries set forth on page 38 under the caption "Segment and Geographic Information" in the Notes to Consolidated Financial Statements is incorporated herein by reference.

     Over the past three years, sales by the Company's foreign operations accounted for approximately one-half of total unit sales.

     In 1993, sales between geographic areas and export sales of the Company were not significant.

Item 2.  Properties
- ------   ----------

Domestic Properties
- -------------------

     As part of its worldwide manufacturing restructuring program, during 1993, the Company's Palmer, Massachusetts manufacturing plant was converted to a facility for testing new equipment and developing new products. The Company has consolidated its U.S. manufacturing operations in its three other U.S. plants, located in Auburn, Maine; Claremont, New Hampshire; and Rutland, Vermont.

Technical and research and development operations are conducted at the Company's Technical Center, also located in Palmer, Massachusetts. This facility is a testing center for the application of advanced manufacturing technology to the Company's products. The Company owns each of these plants and the Technical Center. The Company leases headquarters office space in White Plains, New York.

     The Company's production machinery and equipment and the properties owned by it described above are held free and clear of encumbrances.

     During the last fiscal year, the Company's domestic plants were suitable and adequate for the Company's requirements. The Company's domestic plants operate principally on a three-shift basis, and have sufficient additional capacity to satisfy the foreseeable requirements of the Company.

Foreign Properties
- ------------------

     The Company's foreign subsidiaries own and operate manufacturing plants in France, Ireland, Russia, South Africa, Ukraine and the United Kingdom. The Company's joint venture in the People's Republic of China has contractual rights to use a manufacturing plant there. The Company's foreign subsidiaries lease office space in Brazil, Canada, France, Mexico, Switzerland, Venezuela and in several other countries. The Company's subsidiary in the United Kingdom leases office space there for the Company's international headquarters.

     In 1993, as part of the Company's worldwide manufacturing restructuring program, the Company determined to effect a restructuring of the manufacturing operations conducted at the plant owned by its subsidiary in France. All European production of COMPAK tampons now will be concentrated at the French plant, and production of other tampons will be consolidated in the Company's other European plants. As part of the restructuring program, the Company also decided in 1993 to close the tampon manufacturing plant in Mexico leased by a subsidiary. The Mexican manufacturing operations are being consolidated in the Company's U.S. plants.

     The production machinery and equipment and properties owned by the Company's foreign subsidiaries described above are held free and clear of encumbrances.

     During the last fiscal year, the Company's foreign facilities were suitable and adequate for the Company's requirements. In general, the Company's foreign manufacturing facilities operate on a two- or three-shift basis, and have sufficient additional capacity to satisfy the foreseeable requirements of the Company.

Item 3.  Legal Proceedings
- ------   -----------------

     The Company or a subsidiary is a defendant in a small number of pending product liability lawsuits based on allegations that toxic shock syndrome ("TSS") was contracted through the use of tampons. A small number of pre-suit claims involving similar allegations have also been asserted. The damages alleged vary from case to case and often include claims for punitive damages.

     The Company and certain of its present and former officers have been named as defendants in certain shareholder lawsuits that have been filed in the United States District Court for the Southern District of New York and that have been consolidated under the caption In Re Tambrands Inc. Securities Litigation. The
                               ------------------------------------------
consolidated lawsuit purports to be a federal securities fraud class action on behalf of all purchasers of the Company's common stock during the period December 14, 1992 through June 2, 1993. The complaint alleges that the Company's disclosures during the alleged class period contained material misstatements and omissions concerning its anticipated future earnings. The complaint seeks an unspecified amount of damages on behalf of the purported class.

     The Company is a nominal defendant in three purported shareholder derivative lawsuits that have been filed in the Supreme Court of the State of New York for Westchester County and that have been consolidated into a single action. Named collectively in the consolidated complaint as individual defendants are the Company's directors (and certain of its former directors) and two of its former officers. The complaint alleges that the officer-defendants exposed the Company to liability in the purported shareholder class action described in the preceding paragraph and misappropriated corporate opportunities by trading in the Company's stock on the basis of nonpublic information. One of the former officers is also alleged to have received improper reimbursements from the Company for alleged personal expenses. The director-defendants are alleged to have acquiesced in the aforesaid alleged violations. The complaint seeks to recover on behalf of the Company an unspecified amount of damages from the individual defendants. No relief is sought against the Company.

     The Company is involved in certain other legal proceedings incidental to the normal conduct of its business.

     While it is not feasible to predict the outcome of these legal proceedings and claims with certainty, management is of the belief that any ultimate liabilities for damages either are covered by insurance, are provided for in the Company's financial statements or, to the extent not so covered or provided for, should not individually or in the aggregate have a material adverse effect on the Company's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------   ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant
- ------------------------------------

     The names and ages of all executive officers of the Company, the current office held by each, and the period during which each has served as such are set forth in the following table:

                                                       Period Served
      Name             Age    Current Office          In Current Office
      ----             ---    --------------          -----------------
Charles J. Chapman     55   Executive Vice President    1993 to date
                              and President,
                              North America (1)

Helen G. Goodman       53   Senior Vice President-      1990 to date
                              Human Resources

Harry E. Raber         52   Vice President-             1991 to date
                              Corporate Engineering
                              and Manufacturing

Alain Strasser         47   Group Vice President-       1989 to date
                              International

Jerome B. Wainick      53   Vice President-Research     1990 to date
                              and Development (2)

Howard B. Wentz, Jr.   64   Chairman of the Board (3)   1993 to date

Raymond F. Wright      55   Senior Vice President-      1989 to date
                              Chief Financial
                              Officer (4)

  Each executive officer is appointed by the Board of Directors to serve until the first meeting of directors following the annual meeting of shareholders of the Company. Except as indicated in the footnotes below, the principal occupation and employment during the past five years of each of the above-named executive officers have been as an officer or other member of management of the Company or one or more of its subsidiaries.

  (1) Mr. Chapman has served as an officer of the Company since August 1989. From prior to March 1989 until August 1989, he was employed by The Spectrum Group, Inc. (an investment company) as Vice President.

  (2) Mr. Wainick has served as an officer of the Company since June 1990. From prior to March 1989 until June 1990, he was employed by Binney & Smith, Inc. (a manufacturer of arts and crafts supplies), a subsidiary of Hallmark Cards, Inc., as Director of Technical Development.

  (3) Mr. Wentz is a non-employee director of the Corporation and has been Chairman of the Board and has performed the duties of the Chief Executive Officer of the Corporation since June 2, 1993. Mr. Wentz has served as Chairman of the Board of ESSTAR Incorporated (a manufacturer of portable electric tools and architectural hardware) since July 1989. From prior to March 1989 until June 1989, he served as Chairman, President and Chief Executive Officer of Amstar Corporation (a diversified manufacturer).

  (4) Mr. Wright has served as an officer of the Company since August 1989. From prior to March 1989 until August 1989, he was employed by International Nabisco Brands as Senior Vice President-Finance.

                               PART II
                               -------


Item 5. Market for Registrant's Common Equity and Related
- ------  -------------------------------------------------
        Shareholder Matters
        -------------------


  The Company's Common Stock is traded on the New York and Pacific Stock Exchanges. The following table provides quarterly dividend and Common Stock price range information for the years 1992 and 1993:


                            Common Stock
                          Price Range (a)
                  --------------------------------
                                       Dividends
                    High     Low       Per Share
                  --------   --------  ------------
    1993
- ----------------
First Quarter      $ 65       $ 53 1/2  $ 0.38
Second Quarter       54 1/8     39 1/2    0.38
Third Quarter        49 7/8     40 3/4    0.80(b)
Fourth Quarter       46 3/8     41 1/4     -- (b)

    1992
- ----------------
First Quarter      $ 70 1/2   $ 60 3/4  $ 0.34
Second Quarter       64 3/4     58 5/8    0.34
Third Quarter        66 3/4     58 5/8    0.34
Fourth Quarter       69 7/8     60 5/8    0.38

(a) Reflects trading on the New York Stock Exchange.
(b) Dividends of $0.42 per share declared in the third quarter were paid in December 1993.


As of March 15, 1994, there were 7,001 holders of record of the Company's Common Stock.

Item 6.     Selected Financial Data
- ------      -----------------------

  The information required by this item is set forth in a separate section of this Annual Report on Form 10-K under the caption "Selected Financial Data" appearing on page 25 and is incorporated herein by reference.

Item 7.     Management's Discussion and Analysis of Results of
- ------      --------------------------------------------------
            Operations and Financial Condition
            ----------------------------------

  The information required by this item is set forth in a separate section of this Annual Report on Form 10-K under the caption "Management's Discussion and Analysis" beginning on page 26 and is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data
- ------      -------------------------------------------

  The information required by this item is set forth in a separate section of this Annual Report on Form 10-K as indicated in the "Index to Financial Information" appearing on page 24 and is incorporated herein by reference.

Item 9.     Changes in and Disagreements with Accountants on
- ------      ------------------------------------------------
            Accounting and Financial Disclosure
            -----------------------------------

     None.

                               PART III
                               --------

Item 10.    Directors and Executive Officers of the Registrant
- -------     --------------------------------------------------

  The information relating to nominees for election as directors of the Company set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on April 26, 1994 is incorporated herein by reference.

  Mr. Brian Healey is currently a director of the Company, but he is retiring from the Board of Directors, and he is not a nominee for election as a director at the annual meeting of shareholders to be held on April 26, 1994. Mr. Healey has been a Principal of Brian Healey & Associates, Victoria, Australia (a business consulting firm), since before March 1989. He has been a director of the Company since 1992 and is 60 years old.

  The information on executive officers set forth under the caption "Executive Officers of the Registrant" beginning on page 9 is incorporated herein by reference.

  The information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth under the caption "Executive Compensation and Other Information - Other Information" in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on April 26, 1994 is incorporated herein by reference.


Item 11.    Executive Compensation
- -------     ----------------------

  The information regarding executive compensation set forth under the captions "Information Regarding the Board of Directors -

Compensation of Directors," "Executive Compensation and Other Information" and "Proposal to Approve Amendment to the 1992 Directors Stock Incentive Plan" in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on April 26, 1994 is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and
- -------     ----------------------------------------------------
            Management
            ----------

  The information regarding the security ownership of certain beneficial owners and management set forth under the caption "Security Ownership by Management and Others" in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on April 26, 1994 is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions
- -------     ----------------------------------------------

  The information pertaining to certain relationships and related transactions set forth under the captions "Information Regarding the Board of Directors - Compensation of Directors" and "Executive Compensation and Other Information - Other Information" in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on April 26, 1994 is incorporated herein by reference. The services performed for the Company by Doherty, Wallace, Pillsbury & Murphy, P.C. were on terms no less favorable to the Company than if such services had been provided by unaffiliated parties.

                               PART IV
                               -------


Item 14.  Exhibits, Financial Statement Schedules,
- -------   ----------------------------------------
          and Reports on Form 8-K
          -----------------------

  (a)  Documents filed as part of this report

  1.      Financial Statements

          The list of financial statements set forth under the caption "Index to Financial Information" on page 24 is incorporated herein by reference.

  2.      Financial Statement Schedules

          The list of financial statement schedules set forth under the caption "Index to Financial Information" on page 24 is incorporated herein by reference. All other schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

  3.   Exhibits

       Exhibit
       Number              Description
       -------             -----------

        3(1) Certificate of Incorporation of the Company, as amended through April 28, 1987, filed April 30, 1987 as Exhibit 4(a) to the Company's Form S-8 Registration Statement (Reg. No. 33-13902), incorporated herein by reference.

        3(2) Certificate of Amendment of Certificate of Incorporation of the Company, dated April 24, 1990, filed May 15, 1990 as Exhibit 4(2) to the Company's Report on Form 10-Q for the quarter ended March 31, 1990, incorporated herein by reference.


        3(3) Certificate of Amendment of Certificate of Incorporation of the Company, dated April 28, 1992, filed May 15, 1992 as Exhibit 4(2) to the Company's Report on Form 10-Q for the quarter ended March 31, 1992, incorporated herein by reference.

        3(4)     By-Laws of the Company, as amended, filed herewith.

        4(1) Description of the rights of security holders set forth in the Certificate of Incorporation of the Company, as amended through April 28, 1987, filed April 30, 1987 as Exhibit 4(a) to the Company's Form S-8 Registration Statement (Reg. No. 33-13902), incorporated herein by reference.

        4(2) Description of the rights of security holders set forth in the Certificate of Amendment of Certificate of Incorporation of the Company, dated April 28, 1992, filed May 15, 1992 as Exhibit 4(2) to the Company's Report on Form 10-Q for the quarter ended March 31, 1992, incorporated herein by reference.

        4(3) Rights Agreement, dated as of October 24, 1989, between the Company and First Chicago Trust Company of New York, which includes the Form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares as Exhibit B, filed October 27, 1989 as Exhibit 1 to the Company's Form 8-A Registration Statement, incorporated herein by reference.

        4(4)(a) Indenture dated as of December 1, 1993 between the Company and Citibank, N.A., as trustee, relating to the Company's Medium-Term Note Program, filed herewith.

        4(4)(b)  Form of Floating Rate Debt Security, filed December 16, 1993 as
                 Exhibit 4-a to the Company's Report on Form 8-K, incorporated herein by reference.

        4(4)(c)  Form of Fixed Rate Debt Security, filed December 16, 1993 as
                 Exhibit 4-b to the Company's Report on Form 8-K, incorporated herein by reference.


                            Management Contracts and
                      Compensatory Plans and Arrangements
                           (Exhibits 10(1) - 10(21))
                            -----------------------


       10(1)(a) 1981 Long Term Incentive Plan, as amended through November 4, 1988, filed as Exhibit 10(1)(a) to the Company's Report on Form 10-K for the year 1988, incorporated herein by reference.

       10(1)(b) Amendment to 1981 Long Term Incentive Plan, dated as of February 27, 1990, filed as Exhibit 10(1)(b) to the Company's Report on Form 10-K for the year 1989, incorporated herein by reference.

       10(1)(c) Amendment to 1981 Long Term Incentive Plan, effective as of June 25, 1991, filed as Exhibit 10(1)(c) to the Company's Report on Form 10-K for the year 1991, incorporated herein by reference.

       10(1)(d) Amendment to 1981 Long Term Incentive Plan, effective as of June 23, 1992, filed as Exhibit 10(1)(d) to the Company's Report on Form 10-K for the year 1992, incorporated herein by reference.

       10(1)(e) Amendment to 1981 Long Term Incentive Plan, effective as of February 23, 1993, filed as Exhibit 10(1)(e) to the Company's Report on Form 10-K for the year 1992, incorporated herein by reference.

       10(1)(f) Addendum to 1981 Long Term Incentive Plan, filed April 30, 1987 as Exhibit 28(a) to the

                 Company's Form S-8 Registration Statement (Reg. No. 33-13902), incorporated herein by reference.

       10(2)(a) 1981 Incentive Stock Option Plan, as amended through April 30, 1987, filed April 30, 1987 as Exhibit 28(a) to the Company's Form S-8 Registration Statement (Reg. No. 33-13902), incorporated herein by reference.

       10(2)(b) Amendment to 1981 Incentive Stock Option Plan, dated as of February 27, 1990, filed as Exhibit 10(2)(b) to the Company's Report on Form 10-K for the year 1989, incorporated herein by reference.

       10(2)(c) Amendment to 1981 Incentive Stock Option Plan, effective as of June 23, 1992, filed as Exhibit 10(2)(c) to the Company's Report on Form 10-K for the year 1992, incorporated herein by reference.

       10(2)(d) Amendment to 1981 Incentive Stock Option Plan, effective as of February 23, 1993, filed as Exhibit 10(2)(d) to the Company's Report on Form 10-K for the year 1992, incorporated herein by reference.

       10(3)(a) 1991 Stock Option Plan, filed as Exhibit 10(3) to the Company's Report on Form 10-K for the year 1990, incorporated herein by reference.

       10(3)(b) First Amendment to 1991 Stock Option Plan, effective as of July 1, 1991, filed as Exhibit 10(3)(b) to the Company's Report on Form 10-K for the year 1991, incorporated herein by reference.

       10(3)(c) Second Amendment to 1991 Stock Option Plan, effective as of July 1, 1991, filed as Exhibit 10(3)(c) to the Company's Report on Form 10-K for the year 1991, incorporated herein by reference.

       10(3)(d) Third Amendment to 1991 Stock Option Plan, effective as of June 23, 1992, filed as Exhibit 10(3)(d) to the Company's Report on Form 10-K for the year 1992, incorporated herein by reference.

       10(3)(e) Fourth Amendment to 1991 Stock Option Plan, effective as of February 23, 1993, filed as Exhibit 10(3)(e) to the Company's Report on Form 10-K for the year 1992, incorporated herein by reference.

       10(3)(f) Fifth Amendment to 1991 Stock Option Plan, effective as of February 23, 1993, filed as Exhibit 10(3)(f) to the Company's Report on Form 10-K for the year 1992, incorporated herein by reference.

       10(3)(g) Addendum to 1991 Stock Option Plan, filed as Exhibit 10(3)(g) to the Company's Report on Form 10-K for the year 1992, incorporated herein by reference.

       10(3)(h) Sixth Amendment to 1991 Stock Option Plan, effective as of February 1, 1994, filed herewith.

       10(4)(a) 1989 Restricted Stock Plan, as amended through December 31, 1990, filed as Exhibit 10(4) to the Company's Report on Form 10-K for the year 1990, incorporated herein by reference.

       10(4)(b) Amendment to 1989 Restricted Stock Plan, effective as of February 23, 1993, filed as Exhibit 10(4)(b) to the Company's Report on Form 10-K for the year 1992, incorporated herein by reference.

       10(5)(a) Supplemental Executive Retirement Plan, effective July 1, 1986, as amended and restated effective July 1, 1994, filed herewith.

       10(5)(b) Resolutions of the Compensation Committee of the Board of Directors of the Company with respect to certain benefits under the Supplemental Executive Retirement Plan, adopted on February 11, 1993, filed as Exhibit 10(5)(b) to the Company's Report on Form 10-K for the year 1992, incorporated herein by reference.

       10(6) Trust Agreement between the Company and The Northern Trust Company, dated as of October 31, 1988, filed as Exhibit 10(6) to the Company's
                 Report on Form 10-K for the year 1988, incorporated herein by reference.

       10(7) Pension Plan for Non-Employee Directors, filed as Exhibit 10(10) to the Company's Report on Form 10-K for the year 1990, incorporated herein by reference.

       10(8)(a)  1992 Directors Stock Incentive Plan, filed as
                 Exhibit 10(11) to the Company's Report on Form 10-K for the year 1991, incorporated herein by reference.

       10(8)(b)  First Amendment to 1992 Directors Stock
                 Incentive Plan, effective as of August 18, 1992, filed as
                 Exhibit 10(8)(b) to the Company's Report on Form 10-K for the year 1992, incorporated herein by reference.

       10(8)(c)  Second Amendment to 1992 Directors Stock
                 Incentive Plan, effective as of February 23, 1993, filed as
                 Exhibit 10(8)(c) to the Company's Report on Form 10-K for the year 1992, incorporated herein by reference.

       10(8)(d) Third Amendment to the 1992 Directors Stock Incentive Plan, effective as of August 24, 1993, filed as Exhibit 10(3) to the Company's Report on Form 10-Q/A for the quarterly period ended September 30, 1993, incorporated herein by reference.

       10(8)(e) Fourth Amendment to 1992 Directors Stock Incentive Plan, effective as of March 1, 1994 (subject to shareholder approval at the annual meeting of shareholders to be held on April 26,
                 1994), filed herewith.

       10(9)(a) Amended and Restated Employment Protection Agreement between the Company and Mr. Martin F.C. Emmett, dated as of October 16, 1990, filed as Exhibit 10(11)(a) to the Company's Report on Form 10-K for the year 1990, incorporated herein by reference.

       10(9)(b)  Employment Protection Agreement between the
                 Company and Mr. Charles J. Chapman, dated as of August 23, 1989, and First Amendment to Employment Protection Agreement between the Company and Mr. Charles J. Chapman, dated as of October 16, 1990, filed as Exhibit 10(11)(b) to the Company's Report on Form 10-K for the year
                 1990, incorporated herein by reference;

       10(9)(c)  Employment Protection Agreement between the
                 Company and Mr. Alain Strasser, dated as of November 15, 1989, and First Amendment to Employment Protection Agreement between the Company and Mr. Alain Strasser, dated as of October 16, 1990, filed as Exhibit 10(11)(e) to the Company's Report on Form 10-K for the year 1990, incorporated herein by reference;

       10(9)(d)  Employment Protection Agreement between the
                 Company and Mr. Raymond F. Wright, dated as of August 23, 1989, and First Amendment to Employment Protection Agreement between the Company and Mr. Raymond F. Wright, dated as of October 16, 1990, filed as Exhibit 10(11)(c) to the Company's Report on Form 10-K for the year 1990, incorporated herein by reference;

       10(9)(e)  Employment Protection Agreement between the
                 Company and Ms. Helen G. Goodman, dated as of December 1, 1989, and First Amendment to Employment Protection Agreement between the Company and Ms. Helen G. Goodman, dated as of October 16, 1990, filed herewith;

                 The Company has agreements similar to the agreements listed as Exhibits 10(9)(b), 10(9)(c), 10(9)(d) and 10(9)(e) with its other executive officers.

       10(10) Letter Agreement between the Company and Mr. Martin F.C. Emmett, dated October 16, 1990, filed as Exhibit 10(12) to the Company's Report on Form 10-K for the year 1990, incorporated herein by reference.

       10(11) Amended and Restated Stock Option Agreement between the Company and Mr. Martin F.C. Emmett, dated October 16, 1990, filed as
                 Exhibit 10(13) to the Company's Report on Form 10-K for the year 1990, incorporated herein by reference.

       10(12) Consulting Agreements between the Company and Mr. Brian Healey, dated July 1, 1989, filed as Exhibit 10(12) to the Company's Report on Form 10-K for the year 1992, incorporated herein by reference.

       10(13) Executive Severance Program of the Company, filed as Exhibit 10(15) to the Company's Report on Form 10-K for the year 1989, incorporated herein by reference.

       10(14) Annual Incentive Plan of the Company, filed as Exhibit 10(6) to the Company's Report on Form 10-K for the year 1984, incorporated herein by reference.

       10(15) Summary of supplemental pension plan of Tambrands France S.A., filed as Exhibit 10(16) to the Company's Report on Form 10-K for the year 1992, incorporated herein by reference.

       10(16) Summary of Revision to Non-Employee Director Cash Compensation, approved August 24, 1993, filed as Exhibit 10(1) to the Company's Report on Form 10-Q/A for the quarterly period ended September 30, 1993, incorporated herein by reference.

       10(17) Amended and Restated Letter Agreement between the Company and Mr. Howard B. Wentz, Jr., dated August 24, 1993, filed as
                 Exhibit 10(2) to the Company's Report on Form 10-Q/A for the quarterly period ended September 30, 1993, incorporated herein by reference.

       10(18) Letter Agreement between the Company and Mr. James G. Mitchell, dated June 30, 1993, and amendment thereto, dated October 13, 1993, filed as Exhibit 10(5) to the Company's Report on Form 10-Q/A for the quarterly period ended September 30, 1993, incorporated herein by reference.

       10(19) Letter Agreement between the Company and Mr. Constantin B. Ohanian, dated August 18, 1993, filed as Exhibit 10(6) to the Company's Report on Form 10-Q/A for the quarterly period ended September 30, 1993, incorporated herein by reference.

       10(20) Severance Agreement between the Company and Mr. Martin F. C. Emmett, dated July 21, 1993, filed as Exhibit 10(4) to the Company's Report on Form 10-Q/A for the quarterly period ended September 30, 1993, incorporated herein by reference.

       10(21) Retirement Agreement between the Company and Mr. Charles J. Chapman, dated as of February 28, 1994, filed herewith.

       10(22)(a) Commercial Paper Dealer Agreement between the Company and
                 Merrill Lynch Money Markets, Inc., dated November 18, 1992, filed as Exhibit 10(15)(a) to the Company's Report on Form 10-K for the year 1992, incorporated herein by reference.

       10(22)(b) Letter Agreement between the Company and The First National
                 Bank of Chicago, dated as of November 18, 1992, filed as
                 Exhibit 10(15)(b)
                 to the Company's Report on Form 10-K for the year 1992, incorporated herein by reference.

       10(22)(c) Credit Agreement by and among the Company, the signatory banks thereto and The Bank of New York, as agent, dated as of October 16, 1992, filed as Exhibit 10(15)(c) to the Company's Report on Form 10-K for the year 1992, incorporated herein by reference.

       12 Computation of Ratio of Earnings to Fixed Charges, filed herewith.

       21        Subsidiaries of the Company, filed herewith.

       23        Independent Auditors' Consent, filed herewith.

       24        Powers of attorney, filed herewith.

       99 Trust Agreement, dated as of November 1, 1991, between the Company and Manufacturers Hanover Trust Company, as trustee under the Tambrands Inc. Savings Plan, filed as Exhibit 28 to the Company's Report on Form 10-K for the year 1991, incorporated herein by reference.

 (b)   Reports on Form 8-K

            The Company filed a Report under Item 5 of Form 8-K on December 16, 1993 in order to file the forms of Floating Rate Debt Security and Fixed Rate Debt Security to be used in connection with the Company's Medium-Term Note Program.



TAMPAX, COMPAK, SATIN TOUCH and TAMPETS are trademarks of Tambrands Inc.

                              SIGNATURES
                              ----------


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TAMBRANDS INC.



Date:  March 28, 1994               By /s/ HOWARD B. WENTZ, JR.
                                       -----------------------------
                                       Howard B. Wentz, Jr.
                                       Chairman


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                         Title                    Date
       ---------                         -----                    ----

/s/ HOWARD B. WENTZ, JR.          Chairman and                    March 28, 1994
- ----------------------------      Director (Principal
HOWARD B. WENTZ, JR.              Executive Officer)



/s/ RAYMOND F. WRIGHT             Senior Vice President-          March 28, 1994
- ----------------------------      Chief Financial
RAYMOND F. WRIGHT                 Officer (Principal
                                  Financial Officer and
                                  Principal Accounting
                                  Officer)


          *                       Director                        March 28, 1994
- ----------------------------
LILYAN H. AFFINITO


/s/ CHARLES J. CHAPMAN            Executive Vice                  March 28, 1994
- ----------------------------      President and
CHARLES J. CHAPMAN                President,
                                  North America
                                  and Director

          *                       Director                        March 28, 1994
- ----------------------------
PAUL S. DOHERTY

          *                       Director                        March 28, 1994
- ----------------------------
FLOYD HALL

          *                       Director                        March 28, 1994
- ----------------------------
BRIAN HEALEY

     Signature                       Title                   Date
      ---------                       -----                   ----


        *                           Director             March 28, 1994
- ---------------------------
ROBERT P. KILEY


       *                            Director             March 28, 1994
- ---------------------------
JOHN LOUDON


       *                            Director             March 28, 1994
- ---------------------------
RUTH M. MANTON


       *                            Director             March 28, 1994
- ---------------------------
JOHN A. MEYERS


       *                            Director             March 28, 1994
- ---------------------------
H.L. TOWER


       *                            Director             March 28, 1994
- ---------------------------
ROBERT M. WILLIAMS



* By /s/ HOWARD B. WENTZ, JR.
     ---------------------------
     Howard B. Wentz, Jr.
     Attorney-in-Fact

                         INDEX TO FINANCIAL INFORMATION
                         ------------------------------


                                                                   Page
                                                                 Reference
                                                                 ---------
     Selected Financial Data.................................        25

     Management's Discussion and Analysis of
     Results of Operations and Financial Condition...........        26

     Financial Statements:

            Consolidated Statements of Earnings
            for the years ended
            December 31, 1993, 1992 and 1991.................        28

            Consolidated Statements of Retained
            Earnings for the years ended
            December 31, 1993, 1992 and 1991.................        28

            Consolidated Statements of Cash
            Flows for the years ended
            December 31, 1993, 1992 and 1991.................        29

            Consolidated Balance Sheets as of
            December 31, 1993 and 1992.......................        30

            Notes to Consolidated Financial
            Statements.......................................        31

            Independent Auditors' Report on
            Consolidated Financial Statements................        39

     Financial Statement Schedules:

            V     Property, Plant and Equipment..............        40

           VI     Accumulated Depreciation of
                  Property, Plant and Equipment..............        43

          VIII    Reserves...................................        46

           IX     Short-Term Borrowings......................        47

            X     Supplementary Income Statement
                  Information................................        50

            Independent Auditors' Report on
            Financial Statement Schedules....................        51

            Supplementary Financial Information
            and Quarterly Data for the years
            ended December 31, 1993 and 1992.................        52

Selected Financial Data

                                                                    --------     --------   --------     --------   --------
Years Ended December 31 (in thousands, except per share amounts)        1993         1992       1991         1990       1989
Net sales                                                           $611,465     $684,113   $660,722     $631,511   $583,408
Gross profit as a percent of sales                                      67.0%        66.7%      63.3%        61.0%      60.9%
Net earnings                                                          63,450(a)   121,400     79,035(a)    97,768      1,719(a)
   Per share                                                            1.64         3.06       1.92         2.30       0.04
Earnings before cumulative effect of
   accounting change                                                  73,702(a)   122,409     79,035(a)    97,768      1,719(a)
   Per share                                                            1.91         3.09       1.92         2.30       0.04
Dividends per share                                                     1.56         1.40       1.24         1.11       1.04
Capital expenditures                                                  45,636       55,125     44,642       39,158     14,896
Cash utilized for purchase of shares for treasury                     57,946      123,451     52,796      107,745     22,694
Medium-Term Notes outstanding                                         30,000            -          -            -          -
Total Assets                                                         362,398      372,981    390,266      381,029    411,002
                                                                    --------     --------   --------     --------   --------

Per share amounts have been restated to reflect a two-for-one stock split effected in the form of a 100% stock dividend in December 1990.
(a) Net of Restructuring and other charges which reduced Net earnings by $20,273, $23,477 and $65,692 in 1993, 1991 and 1989, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations

1993 VS. 1992   Consolidated Net sales for 1993 were $611.5 million, a decrease of 10.6% from 1992. The decrease is the result of lower unit sales in the USA and Europe, unfavorable foreign exchange rates in Europe and the elimination of non-core products. Volume shortfalls in 1993 were principally caused by a continuing trend by US retailers and European distributors to reduce consumer goods inventory levels. The decline was partially offset by favorable pricing adjustments associated with the European restaging in 1992.

Gross profit as a percent of Net sales was 67% for 1993, up from 66.7% in 1992. This increase is attributable to elimination of lower-margin sales of divested products and worldwide manufacturing efficiencies, partially offset by the impact of lower sales volume.

In 1993, the Company provided $30.0 million for restructuring of manufacturing and administrative operations and the cost of management changes including the adoption of a consolidated international management strategy. The anticipated annual savings of approximately $20.0 million resulting from work force reductions and worldwide manufacturing restructuring are expected to be fully realized by 1995.

Operating income was $116.3 million in 1993, down $78.4 million from 1992. In addition to the restructuring charge of $30.0 million, the decline in Operating income is primarily due to lower Net sales. Marketing, selling and distribution expenses increased 4.4% over 1992. The Company raised its level of advertising and promotional spending to support the Tampax brand in the face of increased competition and to regain market share in the second half of 1993. The increase in brand support was partially offset by reductions in the other components of Marketing, selling and distribution as well as lower administrative spending in 1993. These reductions were the result of the continuing program to reduce overhead expenses.

Interest, net and other improved by $5.2 million primarily due to net gains on foreign exchange contracts in the current year, somewhat mitigated by interest expense on increased borrowings.

The effective tax rate for 1993, exclusive of the restructuring charge, was 36.8%, compared to 36.2% in 1992.

OUTLOOK   The Company believes that the recent trend by retailers and distributors to reduce inventories and the related adverse impact on shipments will continue in future periods. However, the rate of inventory reduction in future periods is expected to be significantly less than the rate of reduction experienced in 1993. The Company intends to continue in 1994 the increased advertising and promotional activities in the USA and Europe to provide support for the Tampax brand.

1992 VS. 1991   Consolidated Net sales for 1992 were $684.1 million, an increase of 4% over 1991. The increase was due primarily to pricing adjustments associated with the restaging programs in North America and Europe, partially offset by elimination of non-core sanitary pad and disposable diaper products and lower restaged volume in Europe, but aided somewhat by favorable foreign exchange rates in Europe.

Gross profit as a percent of sales in 1992 improved by 3.4 percentage points over 1991, to 66.7%, reflecting the successful North American restaging implemented in the third quarter of 1991, the European restaging of 1992, elimination of non-core products and worldwide manufacturing efficiencies.

Operating income rose 21% in 1992 compared to 1991 exclusive of the restructuring charge. Marketing, selling and distribution expenses in the USA decreased in 1992 compared to the prior year's unusually high levels incurred to support the 1991 restaging. This reduction was offset by promotional spending to support the European restaging program and heavy planned advertising and education expenditures designed to build the Tampax franchise worldwide. Operating margins continued to rise in 1992 as marketing and promotional spending normalized and the benefit of the worldwide restaging program was felt.

Interest, net and other declined significantly in 1992 compared to 1991 due to reductions in cash and marketable securities balances combined with interest expense on increased Short-term borrowings as a result of the Company's share buyback program.

The effective tax rate for 1992 was 36.2%, compared to 36.8% in 1991, exclusive of the restructuring charge.

Financial Condition

CASH FLOWS FROM OPERATING ACTIVITIES   1993 Cash flows from operating activities
amounted to $128.7 million versus $95.8 million in 1992. The reduction in Net earnings was more than offset by the 1993 restructuring charge, the cumulative effect of accounting change, and an improvement in working capital. Over the past three years, Cash flows from operating activities totaled $331.9 million. These funds were used for the repurchase of Common Stock for treasury purposes, payment of dividends and capital expenditures.

CAPITAL EXPENDITURES   The 1993 capital spending programs relate to investments
in equipment to improve product quality and productivity, modernize production facilities and reduce costs. Over the past three years, the Company has spent $145.4 million on capital improvements. Capital expenditures in 1994 are expected to be somewhat below 1993 levels.

LIQUIDITY AND CAPITAL RESOURCES   During 1993, the Company continued to utilize
its strong debt rating and a favorable financial climate to take advantage of low US interest rates through short-term bank credit lines and a commercial paper program. Additionally, to provide financial flexibility, the Company established a $150 million Medium-Term Note facility and accessed the debt market in December 1993 by issuing $30 million of these notes.

Cash flows from operations and the ability to borrow from a variety of sources will provide the Company with the liquidity to continue the investments necessary to meet the Company's long-term strategic goals.

The Company also utilizes cash resources to enhance shareholder value through the payment of dividends and its stock repurchase program. In 1993, the Company paid record cash dividends of $60.1 million. This is the 42nd consecutive year of higher annual dividend payments. During the year, Tambrands spent $57.9 million in its Common Stock repurchase program. Since 1989, a total of 5,901,900 shares have been purchased. The Company will continue the share repurchase program as conditions warrant.

CONSOLIDATED STATEMENTS OF EARNINGS  Tambrands Inc. and subsidiaries

                                                                              --------   --------   --------
Years Ended December 31 (in thousands, except per share amounts)                  1993       1992       1991
NET SALES                                                                     $611,465   $684,113   $660,722
   Cost of products sold                                                       201,706    228,081    242,567
                                                                              --------   --------   --------
Gross profit                                                                   409,759    456,032    418,155
Selling, administrative and general expenses:
   Marketing, selling and distribution                                         202,031    193,477    194,646
   Administrative and general                                                   61,378     67,823     63,027
   Restructuring and other charges                                              30,042          -     30,348
                                                                              --------   --------   --------
                                                                               293,451    261,300    288,021
                                                                              --------   --------   --------
OPERATING INCOME                                                               116,308    194,732    130,134
   Interest, net and other                                                       2,344     (2,869)     1,691
                                                                              --------   --------   --------
Earnings before provision for income taxes and
   cumulative effect of accounting change                                      118,652    191,863    131,825
Provision for income taxes                                                      44,950     69,454     52,790
                                                                              --------   --------   --------
EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                          73,702    122,409     79,035
Cumulative effect of accounting change                                         (10,252)    (1,009)         -
                                                                              --------   --------   --------
NET EARNINGS                                                                  $ 63,450   $121,400   $ 79,035
                                                                              ========   ========   ========

   Average number of shares outstanding                                         38,632     39,640     41,216

PER SHARE
   Earnings before cumulative effect of accounting change                        $1.91      $3.09      $1.92
   Cumulative effect of accounting change                                        (0.27)     (0.03)         -
                                                                              --------   --------   --------
   Net earnings                                                                  $1.64      $3.06      $1.92
                                                                              ========   ========   ========

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                              --------   --------   --------
Years Ended December 31 (in thousands, except per share amounts)                  1993       1992       1991
Balance at beginning of year                                                  $433,851   $375,329   $350,983
   Net earnings                                                                 63,450    121,400     79,035
   Dividends                                                                   (60,154)   (55,469)   (51,089)
   Net issuance of treasury stock in fulfillment of various
   employee benefit, stock option and award plans                               (6,325)    (7,409)    (3,600)
                                                                              --------   --------   --------
Balance at end of year                                                        $430,822   $433,851   $375,329
                                                                              ========   ========   ========
Dividends per share                                                              $1.56      $1.40      $1.24
                                                                              --------   --------   --------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS  Tambrands Inc. and subsidiaries

                                                                              --------  ---------  ---------
Years Ended December 31 (in thousands)                                            1993       1992       1991
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                  $ 63,450  $ 121,400  $  79,035
Adjustments to reconcile Net earnings to Net
Cash Provided by Operating Activities:
   Depreciation and amortization                                                18,372     17,315     15,506
   Deferred income taxes                                                        (3,400)    (3,414)    (2,036)
   Cumulative effect of accounting change                                       10,252      1,009          -
   Restructuring and other                                                      14,946    (18,439)    23,048
   Change in:
      Accounts receivable                                                       21,485     (4,017)   (23,728)
      Inventories                                                                  537     (4,193)       708
      Prepaid expenses and other current assets                                    (81)     1,791     (4,489)
      Taxes on income                                                            3,426    (12,695)     7,690
      Accounts payable and accrued expenses                                       (256)    (2,958)    11,670
                                                                              --------   --------   --------
Net Cash Provided by Operating Activities                                      128,731     95,799    107,404
                                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                           (45,636)   (55,125)   (44,642)
Proceeds from sales of property, plant and equipment                             3,686      7,343     18,049
Proceeds from sales of marketable securities, net                                1,164     14,243     16,938
                                                                              --------   --------   --------
Net Cash Used in Investing Activities                                          (40,786)   (33,539)    (9,655)
                                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends                                                           (60,154)   (55,469)   (51,089)
Purchase of shares for treasury                                                (57,946)  (123,451)   (52,796)
Short-term debt changes                                                        (18,308)    72,316     (6,956)
Issuance of Medium-Term Notes                                                   30,000          -          -
Proceeds from exercise of stock options and other                               12,432     14,584      3,237
                                                                              --------   --------   --------
Net Cash Used in Financing Activities                                          (93,976)   (92,020)  (107,604)
                                                                              --------   --------   --------
Effect of Exchange Rate Changes on Cash                                           (658)    (3,147)      (979)
                                                                              --------   --------   --------
Net Decrease in Cash and Cash Equivalents                                       (6,689)   (32,907)   (10,834)
Cash and Cash Equivalents at Beginning of Year                                  21,987     54,894     65,728
                                                                              --------   --------   --------
Cash and Cash Equivalents at End of Year                                      $ 15,298  $  21,987  $  54,894
                                                                              ========  =========  =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash flow data:
   Income taxes paid                                                          $ 49,567  $  82,446  $  52,296
   Interest paid                                                                 4,574      8,006      8,090
Non-cash investing activities:
   Capital leases                                                                    -          -        525
                                                                              --------   --------   --------

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS  Tambrands Inc. and subsidiaries

                                                                              --------  ---------
December 31 (in thousands, except share data)                                     1993       1992
ASSETS
Current Assets
   Cash and cash equivalents                                                  $ 15,298  $  21,987
   Marketable securities                                                           639      1,798
   Accounts receivable, net                                                     75,592     98,639
   Inventories                                                                  38,000     38,578
   Deferred taxes on income                                                     20,427     13,252
   Prepaid expenses and other current assets                                    23,806     22,948
                                                                              --------   --------
Total Current Assets                                                           173,762    197,202
Property, Plant and Equipment, Net                                             180,396    158,187
Investments in Affiliates                                                            -      9,463
Brands, Trademarks, Patents and Other Intangibles, Net                           8,240      8,129
                                                                              --------   --------
Total Assets                                                                  $362,398  $ 372,981
                                                                              ========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term borrowings                                                      $ 64,368  $  80,160
   Accounts payable                                                             25,793     27,656
   Accrued expenses                                                             81,083     62,951
   Taxes on income                                                              15,137     13,543
                                                                              --------   --------
Total Current Liabilities                                                      186,381    184,310
Medium-Term Notes Payable                                                       30,000          -
Deferred Taxes on Income                                                        17,119     19,432
Other Liabilities                                                               13,873      1,033
                                                                              --------   --------
Total Liabilities                                                              247,373    204,775
Shareholders' Equity
   Common Stock, authorized 300,000,000 shares, par value
   $.25 per share; issued 43,547,938 shares                                     10,887     10,887
   Retained earnings                                                           430,822    433,851
   Cumulative foreign currency translation adjustment                          (20,659)   (10,586)
   Treasury stock                                                             (303,948)  (264,555)
   Unamortized value of restricted stock and pension costs                      (2,077)    (1,391)
                                                                              --------   --------
Total Shareholders' Equity                                                     115,025    168,206
                                                                              --------   --------
Total Liabilities and Shareholders' Equity                                    $362,398  $ 372,981
                                                                              ========  =========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Tambrands Inc. and subsidiaries (dollar amounts in thousands, except per share amounts)

Accounting Policies
The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. Where alternatives exist, the choices selected are described below.

CONSOLIDATION The 1993 consolidated financial statements include the accounts of Tambrands Inc. and all majority owned subsidiaries (the "Company"). Prior to 1993, businesses in China, Russia and Ukraine were accounted for under the cost method and carried as Investments in Affiliates. The financial results and positions of these businesses were consolidated in 1993. The effect of consolidation of these subsidiaries is not material to the financial statements as a whole; therefore, prior years have not been restated.

FOREIGN CURRENCY TRANSLATION For subsidiaries not located in highly inflationary economies, gains or losses resulting from the translation of subsidiary companies' assets and liabilities denominated in foreign currencies are shown as a separate component of Shareholders' Equity.

For subsidiaries operating in highly inflationary economies, working capital items are translated using current rates of exchange with adjustments included in Operating income.

CASH EQUIVALENTS Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

MARKETABLE SECURITIES Marketable securities, comprised of corporate obligations, are stated at cost, which approximates market.

INVENTORIES Inventories are stated at the lower of cost or market. Cost is determined using the LIFO method for all domestic inventories. All other inventories are stated at FIFO.

DEPRECIATION Depreciation is computed on the straight-line and accelerated methods over the useful lives of the assets.

BRANDS, TRADEMARKS, PATENTS AND OTHER INTANGIBLE ASSETS Intangible assets are amortized on a straight-line basis over periods not exceeding 40 years.

INCOME TAXES In 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires a provision for deferred taxes for differences between the financial statement and tax bases of assets and liabilities. Prior to 1992, deferred income taxes were provided on timing differences between financial and income tax reporting methods.

Provision has not been made for income taxes on foreign subsidiaries' unremitted earnings to the extent that such earnings have been reinvested in the business; any United States income taxes payable on the distribution of available earnings should generally be offset by credits for foreign taxes paid.

RECLASSIFICATIONS Certain reclassifications have been made to prior years' financial statements to conform to the 1993 presentation.

Balance Sheet Components
The components of certain balance sheet accounts at December 31 are as follows:

                                                          --------  --------
                                                              1993      1992
ACCOUNTS RECEIVABLE, NET
Accounts receivable trade                                 $ 75,798  $ 97,003
Less allowance for doubtful accounts                         1,453     1,560
                                                          --------  --------
                                                            74,345    95,443
Other                                                        1,247     3,196
                                                          --------  --------
                                                          $ 75,592  $ 98,639
                                                          ========  ========
INVENTORIES
Raw materials                                             $ 10,140  $ 11,569
Finished goods                                              27,860    27,009
                                                          --------  --------
                                                          $ 38,000  $ 38,578
                                                          ========  ========

Current cost of LIFO inventories                          $ 26,837  $ 27,035
Stated value of LIFO inventories                             9,838     9,577
                                                          --------  --------
Excess of current cost over stated value                  $ 16,999  $ 17,458
                                                          ========  ========
PROPERTY, PLANT AND EQUIPMENT, NET (at cost)
Buildings, leaseholds and improvements                    $ 51,907  $ 56,148
Machinery, equipment and fixtures                          189,518   152,457
Land                                                         4,536     3,864
Construction in progress                                    29,388    32,519
                                                          --------  --------
                                                           275,349   244,988
Less accumulated depreciation                               94,953    86,801
                                                          --------  --------
                                                          $180,396  $158,187
                                                          ========  ========
BRANDS, TRADEMARKS, PATENTS AND OTHER INTANGIBLES, NET
Cost                                                      $ 14,147  $ 14,131
Less accumulated amortization                                5,907     6,002
                                                          --------  --------
                                                          $  8,240  $  8,129
                                                          ========  ========
ACCRUED EXPENSES
Promotions                                                $ 16,774  $ 12,885
Salaries and benefits                                       24,691    22,459
Restructuring reserves                                      18,071     8,348
Other                                                       21,547    19,259
                                                          --------  --------
                                                          $ 81,083  $ 62,951
                                                          ========  ========
OTHER LIABILITIES
Capital lease obligations                                 $    536  $  1,033
Postemployment benefits                                     13,337         -
                                                          --------  --------
                                                           $13,873  $  1,033
                                                          ========  ========

Statement of Earnings Information

                                                          -------   -------   -------
                                                             1993      1992      1991
Interest, Net and Other
   Net Financing:
      Interest income                                     $   983   $ 3,323   $ 4,906
      Interest expense                                     (4,890)   (8,567)   (8,871)
      Translation gain on foreign currency loans                -     3,427     5,329
                                                          -------   -------   -------
                                                           (3,907)   (1,817)    1,364
   Net Realization on Foreign Currency Transactions         6,551      (462)      156
   Other                                                     (300)     (590)      171
                                                          -------   -------   -------
Interest, Net and Other                                   $ 2,344   $(2,869)  $ 1,691
                                                          =======   =======   =======
Depreciation                                              $17,570   $15,749   $14,099
Research and Development                                    9,881    11,769    10,950

Benefit Plans

The Company maintains several non-contributory pension plans covering domestic and foreign employees who meet certain minimum service and age requirements and provides supplemental non-qualified retirement benefits to non-employee directors, certain officers and key employees. Pensions are based upon earnings of covered employees during their periods of credited service. The Company's funding policy for its pensions is to make the annual contributions required by applicable regulations.

The following table sets forth the funded status of the plans and the amounts recognized in the accompanying financial statements.

                                                        --------  -------
                                                            1993     1992
Plan assets at fair value, primarily stocks and bonds   $ 91,242  $79,867
Actuarial present value of benefit obligations
   Vested benefits                                        91,491   77,596
   Nonvested benefits                                      6,120    4,485
                                                        --------  -------
Accumulated benefit obligation                            97,611   82,081
Effect of projected future salary increases               11,723    9,704
                                                        --------  -------
Projected benefit obligation                             109,334   91,785
                                                        --------  -------
Projected benefit obligation in excess of plan assets     18,092   11,918
Deferred actuarial adjustments                             4,738    3,038
Deferred prior service cost                                3,907    2,583
                                                        --------  -------
Accrued pension cost included in accrued expenses       $  9,447  $ 6,297
                                                        ========  =======

At December 31, 1993 and 1992, the accumulated benefit obligation of the domestic plans exceeded plan assets by $10,251 and $4,400, respectively.

The net cost of pensions included in the Statements of Earnings consists of:

                                                   --------  -------  --------
                                                       1993     1992      1991
Service cost - benefits earned during the period   $  4,940  $ 4,880  $  4,227
Interest cost on projected benefit obligation         7,288    7,368     6,624
Actual return on plan assets                        (12,703)  (7,501)  (12,363)
Net amortization and deferral                         6,697      654     6,556
                                                   --------  -------  --------
Net cost of pensions                               $  6,222  $ 5,401  $  5,044
                                                   ========  =======  ========

In 1993 and 1992, the discount rate used to determine the projected benefit obligation for the domestic plans was 7.5% and the rate of increase in future compensation was 6%. For the international plans, the discount rate used to determine the projected benefit obligation was 8% in 1993 and ranged from 8.5% to 9% in 1992, and the rate of increase in future compensation ranged from 5.5% to 6.5% and 5.5% to 7% in 1993 and 1992, respectively. Expected long-term rates of return on plan assets ranged from 8.5% to 9.25% in 1993 and 8.4% to 9% in 1992. Prior service costs arising from plan amendments are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under each plan.

As of January 1, 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," recognizing a pre-tax charge to earnings of $16,000, amounting to $10,252 or $.27 per share after tax. In 1992, the Company recognized the full amount of its estimated accumulated postretirement benefit obligation in accordance with the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The pre-tax charge to 1992 earnings was $1,627 with a net earnings effect of $1,009 or $.03 per share. The after-tax amounts of these accounting changes have been reflected in the 1993 and 1992 Statements of Earnings as a cumulative effect of accounting change. The incremental annual cost of accounting for postretirement and postemployment benefits under the new accounting methods is not material. The actuarial assumptions used to measure the cost of postretirement benefits are consistent with those used to measure the cost of the pension plans.

The Company also sponsors a defined contribution 401(k) savings plan available to domestic employees who meet certain minimum age and service requirements. The plan, which is funded principally with the Company's Common Stock, includes provision for a discretionary contribution by the Company of up to 2% of each employee's covered earnings based on Company performance.

Income Taxes
Provision for income taxes for the years ended December 31 has been made as follows:

                                                    -------   -------   -------
                                                       1993      1992      1991
 Current:
     United States                                  $44,558   $65,885   $40,851
     Foreign                                          3,792     6,983    13,975
                                                    -------   -------   -------
                                                     48,350    72,868    54,826

  Deferred:
     United States                                   (3,915)   (3,154)   (2,474)
     Foreign                                            515      (260)      438
                                                    -------   -------   -------
                                                     (3,400)   (3,414)   (2,036)
                                                    -------   -------   -------
                                                    $44,950   $69,454   $52,790
                                                    =======   =======   =======

Changes in deferred taxes are due primarily to the restructuring provisions established in 1993, 1991 and 1989 and "safe harbor" leases entered into in 1981 and 1982.

The difference between the Company's effective tax rate and the statutory federal rate is principally due to state income taxes and the restructuring and other charges.

During 1993 and 1992, Shareholders' Equity was credited for $1,330 and $2,336, respectively, relating to compensation expense for tax purposes in excess of the amounts recognized for financial reporting purposes.

In 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The adoption of the statement did not have a material effect on Net earnings. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The components of the net deferred tax asset (liability) for the years ended December 31 are as follows:

                                     -------  -------
                                        1993     1992
Deferred tax assets:
   Employee benefits                 $ 5,219  $ 5,594
   Postemployment benefits             5,748        -
   Intercompany transactions           2,263    5,410
   Restructuring                       6,879    1,558
   Other                               7,416    3,462
                                     -------  -------
                                      27,525   16,024
                                     -------  -------
Deferred tax liabilities:
   Property, plant and equipment      16,172   12,563
   Safe harbor leases                  7,490    7,823
   Other                                 555    1,818
                                     -------  -------
                                      24,217   22,204
                                     -------  -------
Net deferred tax asset (liability)   $ 3,308  $(6,180)
                                     =======  =======

Restructuring and Other Charges

In 1991, the Company announced a program to restructure its worldwide manufacturing operations to improve efficiency and reduce costs and its intention to exit the sanitary pad and diaper businesses in Brazil. As a result, the Company recorded a $30,348 ($23,477 after tax) restructuring charge. In 1993, the Company announced further restructuring as its previous investments in technology will enable it to operate with reduced manufacturing and administrative overhead and number of employees. The Company provided $30,042, or $20,273 after tax, for this restructuring and the cost of management changes including the adoption of a consolidated international management strategy. The provision includes the costs associated with salary and benefit continuation due to work force reductions and the revaluation and consolidation of certain manufacturing and office facilities.

Commitments and Contingencies

The Company's lease of its headquarters in White Plains, New York and European headquarters in the United Kingdom are non-cancelable operating leases. Certain computers and related equipment are held under capital leases.

Future minimum lease payments under operating leases with terms in excess of one year amount to $4,593 in 1994, $4,088 in 1995, $3,560 in 1996, $3,221 in 1997
and $3,021 in 1998. Rent expense in 1993, 1992 and 1991 amounted to $5,027, $4,031 and $4,204, respectively. Future minimum lease payments under capital leases with terms in excess of one year amount to approximately $550 in both 1994 and 1995; no capital leases extend beyond 1995.

The Company has been named in product liability litigation and claims arising from the alleged association of tampons with Toxic Shock Syndrome. The cases seek compensatory and punitive damages in various amounts.

The Company and certain of its present and former officers have been named as defendants in certain shareholder lawsuits now consolidated into one action. The consolidated lawsuit purports to be a federal securities fraud class action on behalf of all purchasers of the Company's Common Stock during the period December 14, 1992 through June 2, 1993. The complaint alleges that the Company's disclosures during the alleged class period contained material misstatements and omissions concerning its anticipated future earnings. The complaint seeks an unspecified amount of damages on behalf of the purported class.

The Company is a nominal defendant in three purported shareholder derivative lawsuits that have been consolidated into a single action. Named in the consolidated complaint as individual defendants are the Company's directors (and certain of its former directors) and two of its former officers. The complaint alleges that, among other things, the officer-defendants exposed the Company to liability in the purported shareholder class action described in the preceding paragraph. The director-defendants are alleged to have acquiesced in the alleged violations. The complaint seeks to recover on behalf of the Company an unspecified amount of damages from the individual defendants. No relief is sought against the Company.

While it is not feasible to predict the outcome of these legal proceedings and claims with certainty, management is of the belief that any ultimate liabilities for damages either are covered by insurance or should not have a material adverse effect on the Company's financial position.

Borrowings

The Company's Short-term borrowings consist of unsecured commercial paper and notes payable bearing interest at prevailing market rates and supported by bank lines of credit amounting to $161,000 at December 31, 1993 and 1992. Commercial paper borrowings at December 31, 1993 and 1992 were $48,425 and $79,135 at average annual interest rates of 3.4% and 4%, respectively, with maturities in the first quarter of the subsequent year. Notes payable at December 31, 1993 and 1992 totaled $15,943 and $1,025 at average annual rates of 4.3% and 7%, respectively. Commitment fees to secure the lines of credit are not material.

In 1993, the Company established a $150,000 Medium-Term Note facility and issued $30,000 of these unsecured notes at interest rates ranging from 5.525% to 5.58% maturing in January 1999.

The terms of the borrowing facilities include various covenants which provide, among other things, for limitations on liens and the maintenance of a minimum debt service ratio. The Company was in compliance with such covenants at December 31, 1993.

Financial Instruments

The Company minimizes its exposure to foreign currency fluctuation through the use of forward exchange contracts and options. Realized and unrealized gains and losses on hedging contracts designated as hedges of foreign currency transactions are deferred and recognized in the Statement of Earnings in the same period as the underlying transactions. All other realized and unrealized gains and losses are recognized in the current period. At December 31, 1993 and 1992, the Company had forward exchange contracts outstanding with face values of $50,627 and $24,038, respectively, the carrying value of which approximated market. The contracts mature in less than one year. The estimated fair value of Medium-Term Notes payable at December 31, 1993 approximated their carrying value of $30,000.

Shareholders' Equity
COMMON STOCK   In 1992, the Company increased the number of authorized shares of
Common Stock from 150 million to 300 million. Changes in outstanding shares for the years ended December 31 are as follows:

                                           ----------   ----------   ----------
                                                 1993         1992         1991
Shares outstanding at beginning of year    39,162,634   40,647,529   41,537,853
Purchased for treasury                     (1,187,100)  (1,856,200)  (1,059,300)
Issued for stock option and
   other employee plans from treasury         317,418      371,305      168,976
                                           ----------   ----------   ----------
Shares outstanding at end of year          38,292,952   39,162,634   40,647,529
                                           ==========   ==========   ==========
Shares held in treasury at end of year      5,254,986    4,385,304    2,900,409
                                           ----------   ----------   ----------

The Company has stock option plans which provide for the granting of options to directors, officers and key employees to purchase shares of its Common Stock within ten years at prices equal to the fair market value on the date of grant.

Activity for the years 1993, 1992 and 1991 is as follows:

                                                 Average              Average             Average
                                      Shares      Price    Shares      Price    Shares      Price
                                    -------------------  -------------------  -------------------
                                            1993                 1992                1991
Options for Common Stock:
Outstanding at beginning of year    2,755,451    $51.22  2,561,623    $46.07    973,952    $31.88
Granted                               452,272     43.96    590,075     63.47  1,704,598     52.91
Cancelled                            (446,546)    54.04    (80,580)    53.35    (16,300)    36.01
Exercised                            (236,291)    30.42   (315,667)    31.76   (100,627)    26.16
                                    -------------------  -------------------  -------------------
Outstanding at end of year          2,524,886    $51.36  2,755,451    $51.22  2,561,623    $46.07
                                    ===================  ===================  ===================

At December 31, 1993 and 1992, respectively, there were 1,137,470 and 616,003 shares exercisable at average prices of $51.18 and $42.45 and there were 2,741,522 and 337,887 shares available for granting options.

UNAMORTIZED VALUE OF RESTRICTED STOCK AND PENSION COSTS   Changes in the
unamortized value of restricted stock represent charges for the market value of grants made during the year offset by periodic amortization. Such net charges amounted to ($577), ($442) and $827 for the years ended December 31, 1993, 1992 and 1991, respectively. In 1993, an excess pension liability adjustment amounting to $1,263, net of tax benefits, was charged to Shareholders' Equity.

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT   Amounts charged to
Shareholders' Equity were $10,073, $19,804 and $1,014 for the years ended December 31, 1993, 1992 and 1991, respectively.

Segment and Geographic Information

The Company operates in one industry segment, personal care products. The Company markets these products around the world. Sales are made and credit is granted to drug, grocery, variety and discount stores and other comparable outlets as well as to wholesalers and distributors in those trades. A small number of significant customers are financed through highly leveraged capital structures, making them particularly sensitive to market interest rate changes and other economic variables.

Information about the Company's operations in different geographic areas follows:

                                                  --------   --------  --------
                                                      1993       1992      1991
Net sales
   United States                                  $363,337   $393,494  $377,880
   Europe                                          182,854    204,114   185,213
   Other international                              65,274     86,505    97,629
                                                  --------   --------  --------
   Consolidated                                   $611,465   $684,113  $660,722
                                                  ========   ========  ========

Earnings before provision for income taxes and
   cumulative effect of accounting change
   United States                                  $107,484   $147,437  $118,344
   Europe                                           18,202     43,010    32,671
   Other international                              (7,034)     1,416   (19,190)
                                                  --------   --------  --------
   Consolidated                                   $118,652   $191,863  $131,825
                                                  ========   ========  ========

Identifiable assets at December 31
   United States                                  $196,907   $195,192  $172,885
   Europe                                          153,016    158,835   161,688
   Other international                              11,836     17,156    37,875
   Marketable securities                               639      1,798    17,818
                                                  --------   --------  --------
   Consolidated                                   $362,398   $372,981  $390,266
                                                  ========   ========  ========

Certain overhead costs are allocated to the geographic areas based on the anticipated benefit to be derived by the area.

Net current assets of consolidated subsidiaries operating outside of the United States and the total net assets of such subsidiaries were as follows:

                                                  --------   --------  --------
                                                      1993       1992      1991
Net current assets at December 31
   Europe                                         $ 57,870   $ 65,668  $ 62,406
   Other international                               4,384      8,068    11,784
                                                  ========   ========  ========
Total net assets at December 31
   Europe                                         $132,973   $130,530  $120,349
   Other international                               5,314     13,691    24,763
                                                  ========   ========  ========

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Tambrands Inc.:

We have audited the accompanying consolidated balance sheets of Tambrands Inc. and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of earnings, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tambrands Inc. and subsidiaries as of December 31, 1993 and 1992 and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, the Company changed its method for accounting for postemployment benefits in 1993 and for postretirement benefits in 1992.

KPMG PEAT MARWICK
Stamford, Connecticut
January 25, 1994

                                                             Schedule V - Page 1
                                                             -------------------


                        TAMBRANDS INC. AND SUBSIDIARIES

                         Property, Plant and Equipment

                         Year Ended December 31, 1993

                            (dollars in thousands)

                                                            Transfers      Foreign        Restruc-
                 Balance at                                 between        currency       turing         Balance
                 beginning     Additions                    classi-        trans-         and other      at end
Classification   of period     at cost       Retirements    fications      lation         charges        of period
- --------------   ----------    --------      -----------    ----------     --------       ---------      ---------
Land              $  3,864      $   799       $    (23)      $      0      $   (92)        $   (12)       $  4,536

Buildings,
  leaseholds
  and improve-
  ments             56,148        1,818         (3,023)         3,413       (1,145)         (5,304)         51,907

Machinery,
  equipment
  and fixtures     152,457        9,103         (7,059)        41,391       (3,648)         (2,726)        189,518

Construction
  in progress       32,519       43,696           (192)       (44,804)        (636)         (1,195)         29,388
                  --------      -------       --------       --------      -------         -------        --------
                  $244,988      $55,416(a)    $(10,297)      $      0      $(5,521)        $(9,237)       $275,349
                  ========      =======       ========       ========      =======         =======        ========

(a)  Includes assets of previously unconsolidated subsidiaries of $9,780.

                                                             Schedule V - Page 2
                                                             -------------------


                        TAMBRANDS INC. AND SUBSIDIARIES

                         Property, Plant and Equipment

                         Year Ended December 31, 1992

                            (dollars in thousands)

                                                            Transfers      Foreign
                 Balance at                                 between        currency      Balance
                 beginning     Additions                    classi-        trans-        at end
Classification   of period     at cost       Retirements    fications      lation        of period
- --------------   ----------    --------      -----------    ----------     --------      ---------
Land               $  1,074     $   358      $     (18)      $  2,924      $   (474)     $  3,864

Buildings,
  leaseholds
  and improve-
  ments              55,782         469         (2,635)         5,549        (3,017)       56,148

Machinery,
  equipment
  and fixtures      159,864       5,161        (33,202)        29,195        (8,561)      152,457

Construction
  in progress        23,008      50,396           (867)       (37,668)       (2,350)       32,519
                   --------     -------       --------       --------      --------      --------
                   $239,728     $56,384 (a)   $(36,722)      $      0      $(14,402)     $244,988
                   ========     =======       ========       ========      ========      ========

(a) Includes assets of subsidiary acquired of $1,259.

                                                             Schedule V - Page 3
                                                             -------------------


                        TAMBRANDS INC. AND SUBSIDIARIES

                         Property, Plant and Equipment

                         Year Ended December 31, 1991

                            (dollars in thousands)

                                                            Transfers      Foreign        Restruc-
                 Balance at                                 between        currency       turing         Balance
                 beginning     Additions                    classi-        trans-         and other      at end
Classification   of period     at cost       Retirements    fications      lation         charges        of period
- --------------   ----------    --------      -----------    ----------     --------       ---------      ---------
Land             $   1,123     $     0         $   (44)      $     0         $  (5)        $     0       $  1,074

Buildings,
  leaseholds
  and improve-
  ments             44,704      10,820               0           563          (305)              0         55,782

Machinery,
  equipment
  and fixtures     140,448      20,898          (6,750)        8,676          (318)         (3,090)       159,864

Construction
  in progress       19,308      13,449               0        (9,239)         (172)           (338)        23,008
                  --------     -------         -------       -------         -----         -------       --------
                  $205,583     $45,167 (a)     $(6,794)      $     0         $(800)        $(3,428)      $239,728
                  ========     =======         =======       =======         =====         =======       ========

(a)  Includes capital leases of $525.

                                                            Schedule VI - Page 1
                                                            --------------------


                        TAMBRANDS INC. AND SUBSIDIARIES

           Accumulated Depreciation of Property, Plant and Equipment

                         Year Ended December 31, 1993

                            (dollars in thousands)


                               Additions                    Transfers      Foreign        Restruc-
                 Balance at    charged to                   between        currency       turing         Balance
                 beginning     costs and                    classi-        trans-         and other      at end
Classification   of period     expenses      Retirements    fications      lation         charges        of period
- --------------   ----------    ----------    -----------    ---------      --------       ---------      ---------
Buildings,
  leaseholds
  and improve-
  ments            $18,295      $ 2,740        $(1,460)        $  0         $  (387)       $     0         $19,188

Machinery,
  equipment
  and fixtures      68,506       17,309         (3,953)           0          (1,242)        (4,855)         75,765
                   -------      -------        -------         ----         -------        -------         -------
                   $86,801      $20,049 (a)    $(5,413)        $  0         $(1,629)       $(4,855)        $94,953
                   =======      =======        =======         ====         =======        =======         =======

(a) Includes accumulated and current year depreciation of previously unconsolidated subsidiaries amounting to $2,916.

                                                            Schedule VI - Page 2
                                                            --------------------


                        TAMBRANDS INC. AND SUBSIDIARIES

           Accumulated Depreciation of Property, Plant and Equipment

                         Year Ended December 31, 1992

                            (dollars in thousands)


                               Additions                    Transfers      Foreign
                 Balance at    charged to                   between        currency       Balance
                 beginning     costs and                    classi-        trans-         at end
Classification   of period     expenses      Retirements    fications      lation         of period
- --------------   ----------    ----------    -----------    ---------      --------       ---------
Buildings,
  leaseholds
  and improve-
  ments           $ 16,927      $ 2,340        $   (124)       $ 52        $  (900)        $18,295

Machinery,
  equipment
  and fixtures      87,124       13,409         (28,706)        (52)        (3,269)         68,506
                  --------      -------        --------        ----        -------         -------
                  $104,051      $15,749        $(28,830)       $  0        $(4,169)        $86,801
                  ========      =======        ========        ====        =======         =======

                                                            Schedule VI - Page 3
                                                            --------------------


                        TAMBRANDS INC. AND SUBSIDIARIES

           Accumulated Depreciation of Property, Plant and Equipment

                         Year Ended December 31, 1991

                            (dollars in thousands)


                               Additions                    Transfers      Foreign        Restruc-
                 Balance at    charged to                   between        currency       turing         Balance
                 beginning     costs and                    classi-        trans-         and other      at end
Classification   of period     expenses      Retirements    fications      lation         charges        of period
- --------------   ----------    ----------    -----------    ---------      --------       ---------      ---------
Buildings,
  leaseholds
  and improve-
  ments            $15,440    $ 1,546          $      0        $  0        $ (59)         $   0         $ 16,927

Machinery,
  equipment
  and fixtures      80,444     12,553           (5,009)           0         (291)          (573)          87,124
                   -------    -------          -------         ----        -----          -----         --------
                   $95,884    $14,099          $(5,009)        $  0        $(350)         $(573)        $104,051
                   =======    =======          =======         ====        =====          =====         ========

                                                                   Schedule VIII
                                                                   -------------


                        TAMBRANDS INC. AND SUBSIDIARIES

                                   Reserves

                 Years Ended December 31, 1993, 1992 and 1991

                            (dollars in thousands)

                                             1993       1992       1991
                                            ------     ------     ------
Reserve deducted in the balance
  sheet from the asset to which
  it applies - allowance for
  doubtful accounts

Balance at beginning of period              $1,560     $1,580     $1,379

Additions charged to cost and
  expenses                                     556        532        423

Reclassification of unrecover-
  able promotional allowance & other          (144)       (88)       (20)

Write-off of bad debts                        (519)      (464)      (202)
                                            ------     ------     ------
Balance at end of period                    $1,453     $1,560     $1,580
                                            ======     ======     ======

                                                            Schedule IX - Page 1
                                                            --------------------


                        TAMBRANDS INC. AND SUBSIDIARIES

                             Short-Term Borrowings

                               December 31, 1993

                            (dollars in thousands)

                                                   Maximum         Average        Weighted
Description                       Weighted          Amount          Amount         Average
      of              Balance      Average     Outstanding     Outstanding        Interest
Short-Term              at        Interest      During the      During the     Rate During
Borrowings           12/31/93       Rate           Year            Year         the Year
- -----------          --------     --------     -----------     -----------     -----------
Bank Borrowings       $15,943      4.4476%         $29,044         $14,516         4.2866%

Commercial Paper       48,425      3.5197%         107,792          77,750         3.4058%
                      -------
                      $64,368
                      =======

                                                            Schedule IX - Page 2
                                                            --------------------


                        TAMBRANDS INC. AND SUBSIDIARIES

                             Short-Term Borrowings

                               December 31, 1992

                            (dollars in thousands)

                                                   Maximum         Average        Weighted
Description                       Weighted          Amount          Amount         Average
      of              Balance      Average     Outstanding     Outstanding        Interest
Short-Term              at        Interest      During the      During the     Rate During
Borrowings           12/31/92       Rate           Year            Year         the Year
- -----------          --------     --------     -----------     -----------     -----------
Bank Borrowings       $ 1,025      7.0326%        $ 94,767         $47,310        6.9857%

Commercial Paper       79,135      3.9605%          79,135           6,087(a)     3.9605%
                      -------
                      $80,160
                      =======

(a) Commercial paper was outstanding only in the month of December. Average outstanding for the month was $50,287.

                                                            Schedule IX - Page 3
                                                            --------------------


                        TAMBRANDS INC. AND SUBSIDIARIES

                             Short-Term Borrowings

                               December 31, 1991

                            (dollars in thousands)

                                                   Maximum         Average        Weighted
Description                       Weighted          Amount          Amount         Average
      of              Balance      Average     Outstanding     Outstanding        Interest
Short-Term              at        Interest      During the      During the     Rate During
Borrowings           12/31/91       Rate           Year            Year         the Year
- -----------          --------     --------     -----------     -----------     -----------
Bank Borrowings (a)    $7,597     16.3979%         $18,562          $8,170     30.6094%(b)

Other                     250          N/A             250             250          N/A
                       ------
                       $7,847
                       ======

(a) Loans outstanding in hyperinflationary countries.
(b) Nominal rate excluding devaluation.

                                                                      Schedule X
                                                                      ----------


                        TAMBRANDS INC. AND SUBSIDIARIES

                  Supplementary Income Statement Information

                 Years Ended December 31, 1993, 1992 and 1991

                            (dollars in thousands)

                                       Charged to Costs and Expenses
                                       -----------------------------
                                        1993        1992        1991
                                      -------     -------     -------
Maintenance and repairs               $ 8,857     $10,424     $10,727
                                      =======     =======     =======

Taxes, other than payroll and
  income taxes:

    Franchise and licenses            $ 7,100     $10,052     $ 5,354
    Real estate, personal
     property, etc.                     2,583       2,633       3,261
                                      -------     -------     -------
                                      $ 9,683     $12,685     $ 8,615
                                      =======     =======     =======
Media Advertising costs               $48,309     $37,980     $36,158
                                      =======     =======     =======

                         Independent Auditors' Report
                         ----------------------------

The Board of Directors and Shareholders
Tambrands Inc.:


Under date of January 25, 1994, we reported on the consolidated balance sheets of Tambrands Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the annual report on Form 10-K for the year 1993. Our report refers to a change in accounting for postemployment benefits in 1993 and postretirement benefits in 1992. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in Item 14(a)2 of the annual report on Form 10-K for the year 1993. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                        KPMG PEAT MARWICK

Stamford, Connecticut
January 25, 1994

                      Supplementary Financial Information
                              and Quarterly Data
                      -----------------------------------

QUARTERLY DATA (unaudited)



                                                First            Second            Third           Fourth
                                           ----------------  ----------------   --------------   --------------
(in millions, except per share amounts)       1993     1992  1993(a)     1992    1993     1992    1993    1992
                                           -------   ------  -------   ------   ------  ------   ------  ------

Net sales                                   $154.3   $174.9  $149.0    $169.4   $161.4  $174.5   $146.7  $165.3
Gross profit                                 105.1    116.1   100.9     112.4    107.5   116.3     96.2   111.2
Net earnings before cumulative
   effect of accounting change                32.2     29.3    (3.4)     28.4     23.8    33.6     21.1    31.1
   Per share                                  0.82     0.73   (0.09)     0.72     0.62    0.85     0.55    0.80
Net earnings                                  21.9     28.3    (3.4)     28.4     23.8    33.6     21.1    31.1
   Per share                                  0.56     0.70   (0.09)     0.72     0.62    0.85     0.55    0.80

(a) Results have been adversely affected by the restructuring and other charges as described in the notes to the consolidated financial statements.

                         Index to Exhibits
                         -----------------

Exhibit
Number                   Description
- ----------  --------------------------------------
3(4)        By-Laws of the Company, as amended.

4(4)(a)     Indenture dated as of December 1,
            1993 between the Company and
            Citibank, N.A., as trustee, relating
            to the Company's Medium-Term Note
            Program.

10(3)(h)    Sixth Amendment to 1991 Stock Option
            Plan, effective as of February 1,
            1994.

10(5)(a)    Supplemental Executive Retirement
            Plan, effective July 1, 1986, as
            amended and restated effective July
            1, 1994.

10(8)(e)    Fourth Amendment to 1992 Directors
            Stock Incentive Plan, effective as of
            March 1, 1994 (subject to shareholder
            approval at the annual meeting of
            shareholders to be held on April 26,
            1994).

10(9)(e)    Employment Protection Agreement
            between the Company and Ms. Helen G.
            Goodman, dated as of December 1, 1989,
            and First Amendment to Employment
            Protection Agreement between the
            Company and Ms. Helen G. Goodman,
            dated as of October 16, 1990.

10(21)      Retirement Agreement between the
            Company and Mr. Charles J. Chapman,
            dated as of February 28, 1994.

12          Computation of Ratio of Earnings to
            Fixed Charges.

21          Subsidiaries of the Company.

23          Independent Auditors' Consent.

24          Powers of attorney.

     The Company will furnish a copy of any exhibit to a shareholder requesting such exhibit in writing upon payment by the shareholder of a fee representing the Company's reasonable expenses in furnishing such exhibit.