Form 10-Q
period 1994-03-31
TAMBRANDS INC
filed 1994-05-16
CIK 96277

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                    ---------------------------------------


                                   FORM 10-Q
(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1994

                                       OR

      [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

   Commission file number 1-8714


                                TAMBRANDS INC.
                                --------------
            (Exact name of registrant as specified in its charter)


            Delaware                                13-1366500
            --------                                ----------
(State or other jurisdiction of                  (I.R.S. employer
 incorporation or organization)               identification no.)

777 Westchester Avenue, White Plains, New York           10604
- - ----------------------------------------------           -----
(Address of principal executive offices)               (Zip code)

Registrant's telephone number,
including area code                              (914) 696-6000
                                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes   X  .   No      .
                                               -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common Stock, par value $.25 per share:   36,730,296 shares
                                            as of April 29, 1994

Index to Exhibits is set forth at page 8.

                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
- - ----------------------------

                        TAMBRANDS INC. AND SUBSIDIARIES
           Consolidated Statements of Earnings and Retained Earnings
                  Three Months Ended March 31, 1994 and 1993
                   (in thousands, except per share amounts)
                                  (Unaudited)



                                                  Three Months Ended March 31
                                                  ----------------------------
                                                       1994              1993
                                                  ------------         --------
Net sales                                             $139,173         $154,348
Cost of products sold                                   43,921           49,218
                                                      --------         --------
        Gross profit                                    95,252          105,130
Selling, administrative and general expenses:
   Marketing, selling and distribution                  44,322           40,377
   Administrative and general                           14,015           14,311
                                                      --------         --------
                                                        58,337           54,688
                                                      --------         --------
        Operating income                                36,915           50,442

Interest, net and other                                 (1,924)             656
                                                      --------         --------
   Earnings before provision for income taxes and
        cumulative effect of accounting change          34,991           51,098

Provision for income taxes                              12,947           18,907
                                                      --------         --------
   Earnings before cumulative effect of accounting
    change                                              22,044           32,191

Cumulative effect of accounting change                       -          (10,252)
                                                      --------         --------
   Net earnings                                         22,044           21,939

Retained earnings at beginning of period               430,822          433,851
                                                      --------         --------
                                                       452,866          455,790
                                                      --------         --------
Dividends                                               15,809           14,893
Net issuance of treasury stock                             (55)             633
                                                      --------         --------
                                                        15,754           15,526
                                                      --------         --------
Retained earnings at end of period                    $437,112         $440,264
                                                      ========         ========
Per share:
   Earnings before cumulative effect of accounting
    change                                               $0.58            $0.82
   Cumulative effect of accounting change                    -            (0.26)
                                                      --------         --------
   Net earnings                                          $0.58            $0.56
                                                      ========         ========

Dividends per share                                      $0.42            $0.38
                                                      ========         ========
Average shares of common stock
   outstanding during the period                        37,715           39,133


See accompanying notes to consolidated financial statements on page 5.

                        TAMBRANDS INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     March 31, 1994 and December 31, 1993
                                (in thousands)



                                                    1994
ASSETS                                          (Unaudited)               1993
- - ------                                          -----------             --------
Current Assets:
   Cash and cash equivalents                        $17,958             $15,298
   Marketable securities                                439                 639
   Accounts receivable, less allowance
    for doubtful accounts of $1,463
    in 1994 and $1,453 in 1993                       73,062              75,592
   Inventories:
    Raw materials                                     8,523              10,140
    Finished goods                                   34,190              27,860
                                                   --------            --------
                                                     42,713              38,000
   Deferred taxes on income                          20,427              20,427
   Prepaid expenses and other current assets         23,720              23,806
                                                   --------            --------
Total Current Assets                                178,319             173,762
Property, Plant and Equipment                       285,404             275,349
   Less accumulated depreciation                    (99,836)            (94,953)
                                                   --------            --------
                                                    185,568             180,396
Brands, Trademarks, Patents and
   Other Intangibles, Net                             7,126               8,240
                                                   --------            --------
Total Assets                                       $371,013            $362,398
                                                   ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current Liabilities:
   Short-term borrowings                            $86,721             $64,368
   Accounts payable                                  25,524              25,793
   Accrued expenses                                  82,674              81,083
   Taxes on income                                   29,197              15,137
                                                   --------            --------
Total Current Liabilities                           224,116             186,381
Medium-Term Notes Payable                            49,977              30,000
Deferred Taxes on Income                             17,364              17,119
Other Liabilities                                    13,938              13,873
                                                   --------            --------
Total Liabilities                                   305,395             247,373
Shareholders' Equity:
   Common Stock                                      10,887              10,887
   Retained earnings                                437,112             430,822
   Cumulative foreign currency translation
    adjustment                                      (21,057)            (20,659)
   Treasury stock                                  (359,205)           (303,948)
   Unamortized value of restricted stock and
    pension costs                                    (2,119)             (2,077)
                                                   --------            --------
Total Shareholders' Equity                           65,618             115,025
                                                   --------            --------
Total Liabilities and Shareholders' Equity         $371,013            $362,398
                                                   ========            ========

See accompanying notes to consolidated financial statements on page 5.

                        TAMBRANDS INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1994 and 1993
                                (in thousands)
                                  (Unaudited)


                                                      1994             1993
                                                    --------         --------
Cash Flows from Operating Activities:
Net earnings                                         $22,044          $21,939
Adjustments to reconcile Net earnings to Net
  Cash Provided by Operating Activities:
   Depreciation and amortization                       5,566            4,406
   Deferred income taxes                                 190              (12)
   Cumulative effect of accounting change                  -           10,252
   Restructuring and other                              (937)          (1,686)
   Change in:
       Accounts receivable                             2,980            3,802
       Inventories                                    (4,435)          (5,916)
       Prepaid expenses and other current assets         424              414
       Taxes on income                                14,099           12,588
       Accounts payable and accrued expenses          (1,118)         (12,493)
                                                     -------          -------
Net Cash Provided by Operating Activities             38,813           33,294
                                                     -------          -------
Cash Flows from Investing Activities:
Capital expenditures                                 (10,586)         (12,217)
Proceeds from sales of property, plant
  and equipment                                        1,269              213
Proceeds from sales of marketable securities, net          -              307
                                                     -------          -------

Net Cash Used in Investing Activities                 (9,317)         (11,697)
                                                     -------          -------
Cash Flows from Financing Activities:
Payment of dividends                                 (15,809)         (14,893)
Purchase of shares for treasury                      (53,752)          (2,212)
Short-term debt changes                               22,376          (18,259)
Issuance of Medium-Term Notes                         19,977                -
Proceeds from exercise of stock options and other        351            1,700
                                                     -------          -------
Net Cash Used in Financing Activities                (26,857)         (33,664)
                                                     -------          -------
Effect of Exchange Rate Changes on Cash                   21              542
                                                     -------          -------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                          2,660          (11,525)
Cash and Cash Equivalents at Beginning
  of Period                                           15,298           21,987
                                                     -------          -------
Cash and Cash Equivalents at End of Period           $17,958          $10,462
                                                     =======          =======

See accompanying notes to consolidated financial statements on page 5.

Notes to Consolidated Financial Statements
- - ------------------------------------------


1. The financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained therein, and are subject to audit and adjustment at the end of the fiscal year, with the exception of the Consolidated Balance Sheet at December 31, 1993, which has been derived from the audited financial statements at that date.

2. The 1993 Statement of Earnings and Retained Earnings and Statement of Cash Flows have been restated to reflect the cumulative effect of the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993.


Item 2.   Management's Discussion and Analysis of Financial Condition and
- - -------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
- - ---------------------

First-quarter Net sales decreased 9.8% compared with the same period of the prior year. The decline was due to lower volumes, principally in the United States, which resulted primarily from continuing reduction in trade customer inventories. Additionally, first quarter 1993 included introductory shipments of a new 20-count package size. Unfavorable foreign exchange translation caused by weaker European currencies also contributed to lower sales but was somewhat mitigated by inclusion of operations which were not previously consolidated.

Gross profit as a percent of Net sales was 68.4% for the first quarter, up .3% from the same period in 1993, primarily as a result of the Company's continued worldwide manufacturing efficiency programs and capital expenditures for productivity improvements.

Marketing, selling and distribution expenses were 9.8% above the same period last year, reflecting primarily the significant increase in advertising support behind the TAMPAX tampon franchise in the United States. In the first quarter of 1994, the tampon category in the United States grew, supported by the Company's advertising campaign. However, the Company's market share was adversely affected by heavy promotional activity of competitors.

Operating income for the three months decreased by 26.8% from 1993 as a result of the lower sales and increases in marketing support noted above.

Interest, net and other was $1.9 million of expense in the first quarter of 1994 versus $.7 million of income in the same period last year. A net loss was experienced on foreign exchange transactions in the current year as compared with gains reported in 1993. In addition, interest expense was higher on an increase in the Company's debt level.

The effective tax rate for the first quarter of 1994 was 37%, unchanged from the same period in 1993.

Earnings per share were $.58 compared with $.82 in the same period of last year before the cumulative effect of the adoption of SFAS No. 112. Including the cumulative effect of the accounting change, first quarter 1993 Earnings per share were $.56. The increase in Earnings per share was greater than that of Net earnings because fewer shares were outstanding on average due to the Company's share repurchase program.

Outlook
- - -------

The Company believes that the recent trend by retailers and distributors to reduce inventories and the related adverse impact on shipments will continue in future periods. However, the rate of inventory reduction in future periods is expected to be less than the rate of reduction previously experienced. Management expects that highly competitive conditions will continue, including higher levels of promotional activities and new product introductions by competitors and further growth in private label tampons. The Company intends to continue the increased advertising and promotional activities in the United States and Europe to provide support for the TAMPAX tampon franchise. Such expenditures will exceed 1993 spending levels. In addition, new product introductions are planned by the Company for the second half of 1994 in both the United States and Europe.

Financial Condition
- - -------------------

At March 31, 1994, there was a working capital deficit of $45.8 million compared with a deficit of $12.6 million at December 31, 1993. The reduction in working capital reflects short-term borrowings utilized for the Company's share repurchase program.

Cash flows from operating activities in the first quarter amounted to $38.8 million versus $33.3 million in the prior year. The lower Net earnings were more than offset by an improvement in working capital. Cash flows from operations were more than adequate to fund the Company's capital expenditure and dividend requirements.

The level of capital expenditures in the quarter was not materially different from that of the same period in the prior year. These expenditures related to the Company's continued investment in equipment to improve productivity and reduce costs.

The Company anticipates that its future cash requirements will continue to be met by its cash flows from operations and the ability to borrow from a variety of sources.

At March 31, 1994, total Shareholders' equity was $65.6 million compared with $115.0 million at December 31, 1993. The net increase in Retained earnings of $6.3 million was offset by $55.8 million related to the acquisition of Common Stock under the share repurchase program.

                          PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5 of Part II have been omitted since either the Company's response to the Item would be negative or the Item is inapplicable.


Item 6.  Exhibits and Reports on Form 8-K
- - ------   --------------------------------

a)   Exhibits
     --------

Exhibit
Number          Description
- - -------         -----------

4(1) Description of the rights of security holders set forth in the Certificate of Incorporation of the Company, as amended through April 28, 1987, filed April 30, 1987 as Exhibit 4(a) to the Company's Form S-8 Registration Statement (Reg. No. 33-13902), incorporated herein by reference.

4(2) Description of the rights of security holders set forth in the Certificate of Amendment of Certificate of Incorporation of the Company, dated April 28, 1992, filed May 15, 1992 as Exhibit 4(2) to the Company's Form 10-Q Report for the quarter ended March 31, 1992, incorporated herein by reference.

4(3) Rights Agreement between the Company and First Chicago Trust Company of New York, as Rights Agent, dated as of October 24, 1989, which includes the Form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares as Exhibit B, filed October 27, 1989 as Exhibit 1 to the Company's Form 8-A Registration Statement, incorporated herein by reference.

4(4)(a) Indenture dated as of December 1, 1993 between the Company and Citibank, N.A., as trustee, relating to the Company's Medium-Term Note Program, filed March 31, 1994 as Exhibit 4(4)(a) to the Company's Form 10-K Report for the year ended December 31, 1993, incorporated herein by reference.

4(4)(b)         Form of Floating Rate Debt Security, filed December 16, 1993 as
                Exhibit 4-a to the Company's Report on Form 8-K, incorporated herein by reference.

4(4)(c)         Form of Fixed Rate Debt Security, filed December 16, 1993 as
                Exhibit 4-b to the Company's Report on Form 8-K, incorporated herein by reference.


  Exhibits 2, 10, 11, 15, 18, 19, 22, 23, 24 and 99 have been omitted as inapplicable. Exhibit 27 is not currently required to be filed.


b)   Reports on Form 8-K
     -------------------

  The Company filed a Report under Item 5 of Form 8-K on February 4, 1994 in order to file a press release, issued by the Company on February 2, 1994, which contained the Company's fourth-quarter 1993 results.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     TAMBRANDS INC.
                                              ---------------------------
                                              (Registrant)



                                              /s/ Raymond F. Wright
                                              ---------------------------
                                              Raymond F. Wright
                                              Senior Vice President -
                                              Chief Financial Officer and
                                              Authorized Signatory

Date: May 12, 1994
      ------------