Form 10-Q
period 1994-08-01
TAMBRANDS INC
filed 1994-08-12
CIK 96277

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                    ---------------------------------------


                                   FORM 10-Q
(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1994

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

   Commission file number 1-8714


                                TAMBRANDS INC.
                               -----------------
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
                                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes   X  .   No _____.
                                               -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common Stock, par value $.25 per share:   36,623,772 shares
                                            as of July 29, 1994

Index to Exhibits is set forth at page 10.

                        PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                        TAMBRANDS INC. AND SUBSIDIARIES
           Consolidated Statements of Earnings and Retained Earnings
               Three and Six Months Ended June 30, 1994 and 1993
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                         Three Months Ended June 30               Six Months Ended June 30
                                                         ---------------------------            ---------------------------
                                                          1994               1993                1994               1993
                                                         --------           --------            --------           --------
Net sales                                                $165,624           $149,041            $304,797           $303,389
Cost of products sold                                      52,590             48,096              96,511             97,314
                                                         --------           --------            --------           --------
    Gross profit                                          113,034            100,945             208,286            206,075
Selling, administrative and general expenses:
  Marketing, selling and distribution                      65,251             56,434             109,573             96,811
  Administrative and general                               13,557             17,091              27,572             31,402
  Restructuring and other charges                               -             30,042                   -             30,042
                                                         --------           --------            --------           --------
                                                           78,808            103,567             137,145            158,255
                                                         --------           --------            --------           --------

    Operating income (loss)                                34,226             (2,622)             71,141             47,820

Interest, net and other                                    (2,468)              (618)             (4,392)                38
                                                         --------           --------            --------           --------
  Earnings (loss) before provision for
   income taxes and cumulative
   effect of accounting change                             31,758             (3,240)             66,749             47,858

Provision for income taxes                                 11,751                147              24,698             19,054
                                                         --------           --------            --------           --------
  Earnings (loss) before cumulative
   effect of accounting change                             20,007             (3,387)             42,051             28,804
Cumulative effect of accounting change                          -                  -                   -            (10,252)
                                                         --------           --------            --------           --------
  Net earnings (loss)                                      20,007             (3,387)             42,051             18,552

Retained earnings at beginning of period                  437,112            440,264             430,822            433,851
                                                         --------           --------            --------           --------
                                                          457,119            436,877             472,873            452,403
                                                         --------           --------            --------           --------

Dividends                                                  15,375             14,531              31,184             29,424
Net issuance of treasury stock                                352                953                 297              1,586
                                                         --------           --------            --------           --------
                                                           15,727             15,484              31,481             31,010
                                                         --------           --------            --------           --------

Retained earnings at end of period                       $441,392           $421,393            $441,392           $421,393
                                                         ========           ========            ========           ========
Per share:
  Earnings (loss) before cumulative
   effect of accounting change                              $0.54             ($0.09)              $1.13              $0.74
  Cumulative effect of accounting change                        -                  -                   -              (0.26)
                                                         --------           --------            --------           --------
  Net earnings (loss)                                       $0.54             ($0.09)              $1.13              $0.48
                                                         ========           ========            ========           ========

Dividends per share                                         $0.42              $0.38               $0.84              $0.76
                                                         ========           ========            ========           ========

Average number of shares outstanding                       36,781             38,534              37,284             38,810

See accompanying notes to consolidated financial statements on page 5.

                        TAMBRANDS INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                      June 30, 1994 and December 31, 1993
                                (in thousands)


                                                                        1994
ASSETS                                                              (Unaudited)             1993
- - ------                                                              -----------          ---------
Current Assets:
  Cash and cash equivalents                                           $15,208             $15,298
  Marketable securities                                                  -                    639
  Accounts receivable, less allowance
   for doubtful accounts of $1,500
   in 1994 and $1,453 in 1993                                          92,573              75,592
  Inventories:
    Raw materials                                                       9,728              10,140
    Finished goods                                                     31,468              27,860
                                                                    ----------           ---------
                                                                       41,196              38,000
  Deferred taxes on income                                             20,427              20,427
  Prepaid expenses and other current assets                            22,055              23,806
                                                                    ----------           ---------
Total Current Assets                                                  191,459             173,762
Property, Plant and Equipment                                         294,060             275,349
  Less accumulated depreciation                                      (103,299)            (94,953)
                                                                    ----------           ---------
                                                                      190,761             180,396
Brands, Trademarks, Patents and
 Other Intangibles, Net                                                 7,571               8,240
                                                                    ----------           ---------
Total Assets                                                         $389,791            $362,398
                                                                    ==========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current Liabilities:
  Short-term borrowings                                               $94,850             $64,368
  Accounts payable                                                     27,519              25,793
  Accrued expenses                                                     91,011              81,083
  Taxes on income                                                      22,213              15,137
                                                                    ----------           ---------
Total Current Liabilities                                             235,593             186,381
Medium-Term Notes Payable                                              59,979              30,000
Deferred Taxes on Income                                               17,494              17,119
Other Liabilities                                                      13,868              13,873
                                                                    ----------           ---------
Total Liabilities                                                     326,934             247,373
Shareholders' Equity:
  Common Stock                                                         10,887              10,887
  Retained earnings                                                   441,392             430,822
  Cumulative foreign currency translation adjustment                  (15,628)            (20,659)
  Treasury stock                                                     (371,419)           (303,948)
  Unamortized value of restricted stock and pension costs              (2,375)             (2,077)
                                                                    ----------           ---------
Total Shareholders' Equity                                             62,857             115,025
                                                                    ----------           ---------
Total Liabilities and Shareholders' Equity                           $389,791            $362,398
                                                                    ==========           =========



See accompanying notes to consolidated financial statements on page 5.

                        TAMBRANDS INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 1994 and 1993
                                (in thousands)
                                  (Unaudited)

                                                                      1994                1993
                                                                    --------            --------
Cash Flows from Operating Activities:
Net earnings                                                        $42,051             $18,552
Adjustments to reconcile Net earnings to Net
 Cash Provided by Operating Activities:
  Depreciation and amortization                                      11,424               9,185
  Deferred income taxes                                                  65                 (57)
  Cumulative effect of accounting change                                  -              10,252
  Restructuring and other                                            (6,301)             26,201
  Change in:
    Accounts receivable                                             (14,656)             (2,311)
    Inventories                                                      (2,007)             (6,205)
    Prepaid expenses and other current assets                         2,487                (550)
    Taxes on income                                                   6,874             (10,329)
    Accounts payable and accrued expenses                            14,144               1,274
                                                                    --------            --------

Net Cash Provided by Operating Activities                            54,081              46,012
                                                                    --------            --------

Cash Flows from Investing Activities:
Capital expenditures                                                (18,866)            (25,212)
Proceeds from sales of property, plant
 and equipment                                                        1,750               1,163
Proceeds from sales of marketable securities                            639                 334
                                                                    --------            --------


Net Cash Used in Investing Activities                               (16,477)            (23,715)
                                                                    --------            --------

Cash Flows from Financing Activities:
Payment of dividends                                                (31,184)            (29,424)
Purchase of shares for treasury                                     (68,458)            (48,719)
Short-term debt changes                                              30,482              35,917
Issuance of Medium-Term Notes                                        29,979                   -
Proceeds from exercise of stock options and other                       961               4,371
                                                                    --------            --------

Net Cash Used in Financing Activities                               (38,220)            (37,855)
                                                                    --------            --------

Effect of Exchange Rate Changes on Cash                                 526                 615
                                                                    --------            --------

Net Decrease in Cash and Cash Equivalents                               (90)            (14,943)
Cash and Cash Equivalents at Beginning
 of Period                                                           15,298              21,987
                                                                    --------            --------
Cash and Cash Equivalents at End of Period                          $15,208              $7,044
                                                                    ========            ========

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

2. The 1993 Statements of Earnings and Retained Earnings and Statement of Cash Flows have been restated to reflect the cumulative effect of the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993.


Item 2.   Management's Discussion and Analysis of Financial Condition and
- - -------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
- - ---------------------

Second-quarter Net sales increased 11.1% compared with the same period of the prior year. The increase was primarily due to higher unit sales in the United States driven by the stabilization of retail trade inventories after significant reductions in recent quarters, particularly in the second quarter of 1993. For the six months ended June 30, Net sales were up .5% from the first six months of the prior year. Sales volume increases in the United States, Russia, Ukraine and China were somewhat offset by shipment declines in Europe, principally due to the continuing competitive environment. Additionally, sales volume gains were mitigated somewhat by foreign exchange translations.

Gross profit as a percent of Net sales was 68.2% and 68.3% for the second quarter and six months of 1994 versus 67.7% and 67.9% for the corresponding periods of 1993. Current-year results reflect increased volume, the Company's continued support of its worldwide manufacturing efficiency programs and capital expenditures for productivity improvements.

Marketing, selling and distribution expenses were up 15.6% and 13.2% for the second quarter and six months of 1994, respectively, compared with the prior year. The higher spending was the result of increased advertising and promotions principally in the United States in support of the TAMPAX tampon franchise. For the second quarter and first six months of 1994, the tampon category in the United States grew, supported by the Company's advertising campaign. However, the Company's market share continued to be below both the six-month and second-quarter periods of last year due primarily to heavy promotional activity of competitors.

Exclusive of 1993 Restructuring and other charges, Operating income for the second quarter increased from 1993 by 24.8%, but for the six months ended June 30 decreased from 1993 by 8.6%. The second-quarter increase in Operating income was principally attributable to higher sales combined with the effect of overhead reduction programs, partially offset by the increased brand support discussed above. Operating income for the six-month period was below the comparable period of the prior year due primarily to higher marketing expenses as the Company continues to invest in the core tampon business.

Interest, net and other reflected a significant increase in expense for the second quarter and six months over the same periods of the prior year. Foreign exchange transactions resulted in costs in the current year versus gains in 1993. Additionally, interest expense was higher as a result of an increase in the Company's debt level and higher average interest rates.

The six months' effective tax rate was 37% compared with 39.8% for the same period in 1993. The higher effective tax rate in 1993 was due to the Restructuring and other charges, the cost of which was not fully deductible for tax purposes.

Earnings per share for the six months ended June 30, 1994 were $1.13 in comparison to $.74 in the same period of last year, giving effect to the Restructuring and other charges but before the cumulative effect of the adoption of SFAS No. 112. Including the cumulative effect of the accounting change, second-quarter 1993 Earnings per share were $.48. The increase in Earnings per share was greater than that of Net earnings because fewer shares were outstanding on average due to the Company's share repurchase program.

Outlook
- - -------

The Company believes that the trend by retailers and distributors to reduce inventories and the related adverse impact on shipments will continue in future periods. However, the rate of inventory reduction in future periods is expected to be less than the rate of reduction previously experienced and therefore shipments are expected to more closely match retail sales. Management expects that highly competitive conditions will continue, including higher levels of promotional activities and new product introductions by competitors and continued activity in the private label tampon sector. The Company intends to continue the increased advertising and promotional activities in the United States and Europe to provide support for the TAMPAX tampon franchise. In 1994, such expenditures will substantially exceed 1993 spending levels. In addition, new product introductions are planned by the Company for the second half of 1994 in both the United States and Europe.

Financial Condition
- - -------------------

At June 30, 1994, there was a working capital deficit of $44.1 million compared with a deficit of $12.6 million at December 31, 1993. The net reduction in working capital primarily reflects increased short-term borrowings utilized for the Company's share repurchase program. Additionally, higher accounts receivable balances on strong sales in the current period were partially offset by increased brand support accruals, driven by heavy advertising and promotional activity.

Cash flows from operating activities for the six months of 1994 were $54.1 million versus $46.0 million in the prior year, reflecting an improvement in operating working capital management. Capital expenditures of $18.9 million relate primarily to the Company's continued investment in equipment to improve productivity and reduce costs.

The Company anticipates that its future cash requirements will continue to be met by its cash flows from operations and the ability to borrow from a variety of sources.

At June 30, 1994, total Shareholders' equity was $62.9 million compared with $115.0 million at December 31, 1993. The net increase in Retained earnings of $10.6 million was offset by $69.4 million related to the acquisition of Common Stock under the share repurchase program.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.  Legal Proceedings
- - -------  -----------------

The Company or a subsidiary is a defendant in a small number of pending product liability lawsuits based on allegations that toxic shock syndrome ("TSS") was contracted through the use of tampons. One TSS lawsuit, served on the Company in July 1994, purports to be a class action on behalf of all women who have contracted TSS through the use of tampons. The Company does not believe that class certification is warranted, and intends to vigorously contest any motion for class certification filed by the plaintiffs, as well as the allegations contained in the plaintiffs' complaint. A small number of pre-suit claims involving similar TSS allegations have also been asserted. The damages alleged vary from case to case and often include claims for punitive damages.

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

Item 4.  Submission of Matters to a Vote of Security Holders
- - -------  ---------------------------------------------------

At the Annual Meeting of Shareholders held on April 26, 1994, the shareholders of the Company elected 11 directors for a one-year term and approved an amendment to the Company's 1992 Directors Stock Incentive Plan to reflect the postponement by the Securities and Exchange Commission of the effective date of certain amendments to Rule 16(b)-3 under the Securities Exchange Act of 1934. The number of votes cast at such meeting with respect to each of these matters is as follows:

                          Votes       Votes       Votes                  Broker
Matter                     For        Against     Withheld  Abstentions  Non-Votes
- - ---------------------  -----------   ----------  ---------  -----------  ---------

Election of
Directors
- - ---------------------

Lilyan H. Affinito      30,446,982               307,920
Charles J. Chapman      30,435,831               319,071
Paul S. Doherty         30,455,335               299,567
Floyd Hall              30,452,116               302,786
Robert P. Kiley         30,454,762               300,150
John Loudon             30,427,342               327,560
Ruth M. Manton          30,446,755               308,147
John A. Meyers          30,452,999               301,903
H. L. Tower             30,456,565               298,337
Howard B. Wentz, Jr.    30,458,135               296,767
Robert M. Williams      30,451,105               303,797


Amendment to 1992
Directors Stock
Incentive Plan          28,509,071    2,043,321               202,510
- - ------------------

Further information regarding these matters is set forth in the Company's proxy statement, dated March 11, 1994, and is incorporated herein by reference.



Items 2, 3 and 5 of Part II have been omitted since either the Company's response to the Item would be negative or the Item is inapplicable.

Item 6.  Exhibits and Reports on Form 8-K
- - ------   --------------------------------

a)   Exhibits
     --------


    Exhibit
    Number        Description
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


     4(4)(a)      Indenture dated as of December 1,
                  1993 between the Company and
                  Citibank, N.A., as trustee,
                  relating to the Company's Medium-
                  Term Note Program, filed March 31,
                  1994 as Exhibit 4(4)(a) to the
                  Company's Form 10-K Report for the
                  year ended December 31, 1993,
                  incorporated herein by reference.

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

     10(1)        Letter Agreement between the
                  Company and Mr. Edward T. Fogarty,
                  dated as of April 25, 1994, filed
                  herewith.

     10(2)        Employment Protection Agreement
                  between the Company and Mr. Edward
                  T. Fogarty, dated as of May 31,
                  1994, filed herewith.

     10(3)        Restricted Stock Agreement between
                  the Company and Mr. Edward T.
                  Fogarty, dated May 31, 1994, filed
                  herewith.

     10(4)        Stock Option Agreement between the
                  Company and Mr. Edward T. Fogarty,
                  dated May 31, 1994, filed herewith.

     10(5)        Resolution of the Board of
                  Directors of the Company with
                  respect to the compensation of the
                  Chairman of the Board, adopted on
                  June 28, 1994, filed herewith.

     10(6)        Supplemental Executive Retirement
                  Plan, effective July 1, 1986, as
                  amended and restated effective July
                  1, 1994, filed herewith.


     10(7)        Fourth Amendment to the Tambrands
                  Inc. 1992 Directors Stock Incentive
                  Plan, effective as of April 28,
                  1994, filed herewith.


     12           Computation of Ratio of Earnings to
                  Fixed Charges, filed herewith.

Exhibits 2, 11, 15, 18, 19, 22, 23, 24 and 99 have been omitted as inapplicable.
Exhibit 27 is not currently required to be filed.

 b)   Reports on Form 8-K
      -------------------

  The Company filed a Report under Item 5 of Form 8-K on April 27, 1994 in order to file two press releases, issued by the Company on April 26, 1994, one of which contained the Company's first-quarter 1994 results, and one of which announced the appointment of Mr. Edward T. Fogarty as President and Chief Executive Officer of the Company, effective May 31, 1994.

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

Date: August 10, 1994
      ---------------



10Q2ND.94