Form 10-Q
period 1994-09-30
TAMBRANDS INC
filed 1994-11-04
CIK 96277

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                    ---------------------------------------


                                   FORM 10-Q
(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1994

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

  Common Stock, par value $.25 per share:    36,655,966 shares
                                            as of October 31, 1994

Index to Exhibits is set forth at page 10.

                        PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
- - ----------------------------
                        TAMBRANDS INC. AND SUBSIDIARIES
           Consolidated Statements of Earnings and Retained Earnings
            Three and Nine Months Ended September 30, 1994 and 1993
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                       Three Months Ended                    Nine Months Ended
                                                          September 30                         September 30
                                                  ----------------------------        ----------------------------
                                                      1994            1993                1994             1993
                                                  -----------      -----------        -----------      -----------
Net sales                                           $175,336         $161,417           $480,133         $464,806
Cost of products sold                                 57,733           53,944            154,244          151,258
                                                  -----------      -----------        -----------      -----------
     Gross profit                                    117,603          107,473            325,889          313,548
Selling, administrative and general expenses:
  Marketing, selling and distribution                 62,581           56,650            172,154          153,461
  Administrative and general                          12,690           13,714             40,262           45,116
  Restructuring and other charges                        --               --                 --            30,042
                                                  -----------      -----------        -----------      -----------
                                                      75,271           70,364            212,416          228,619
                                                  -----------      -----------        -----------      -----------

    Operating income                                  42,332           37,109            113,473           84,929

Interest, net and other                               (2,613)             344             (7,005)             382
                                                  -----------      -----------        -----------      -----------
  Earnings before provision for
   income taxes and cumulative
   effect of accounting change                        39,719           37,453            106,468           85,311

Provision for income taxes                            14,695           13,629             39,393           32,683
                                                  -----------      -----------        -----------      -----------
  Earnings before cumulative
   effect of accounting change                        25,024           23,824             67,075           52,628
Cumulative effect of accounting change                   --               --                 --           (10,252)
                                                  -----------      -----------        -----------      -----------
   Net earnings                                       25,024           23,824             67,075           42,376

Retained earnings at beginning of period             441,392          421,393            430,822          433,851
                                                  -----------      -----------        -----------      -----------
                                                     466,416          445,217            497,897          476,227
                                                  -----------      -----------        -----------      -----------

Dividends                                             15,397           30,774             46,581           60,198
Net issuance of treasury stock                           400            4,287                697            5,873
                                                  -----------      -----------        -----------      -----------
                                                      15,797           35,061             47,278           66,071
                                                  -----------      -----------        -----------      -----------

Retained earnings at end of period                  $450,619         $410,156           $450,619         $410,156
                                                  ===========      ===========        ===========      ===========

Per share:
   Earnings before cumulative
    effect of accounting change                        $0.68            $0.62              $1.81            $1.36
   Cumulative effect of accounting change                --               --                 --             (0.27)
                                                  -----------      -----------        -----------      -----------
   Net earnings                                        $0.68            $0.62              $1.81            $1.09
                                                  ===========      ===========        ===========      ===========

Dividends per share                                    $0.42            $0.80              $1.26            $1.56
                                                  ===========      ===========        ===========      ===========

Average number of shares outstanding                  36,645           38,419             37,090           38,704


See accompanying notes to consolidated financial statements on page 5.

                        TAMBRANDS INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                   September 30, 1994 and December 31, 1993
                                (in thousands)

                                                                         1994
ASSETS                                                                (Unaudited)             1993
- - ------                                                              --------------      --------------
Current Assets
   Cash and cash equivalents                                             $ 26,370             $15,298
   Marketable securities                                                      -                   639
   Accounts receivable, less allowance
    for doubtful accounts of $1,543
    in 1994 and $1,453 in 1993                                             89,362              75,592
   Inventories:
    Raw materials                                                          11,270              10,140
    Finished goods                                                         27,644              27,860
                                                                    --------------      --------------
                                                                           38,914              38,000
   Deferred taxes on income                                                20,427              20,427
   Prepaid expenses and other current assets                               21,525              23,806
                                                                    --------------      --------------
Total Current Assets                                                      196,598             173,762
Property, Plant and Equipment                                             301,004             275,349
   Less accumulated depreciation                                         (108,875)            (94,953)
                                                                    --------------      --------------
                                                                          192,129             180,396
Brands, Trademarks, Patents and
   Other Intangibles, Net                                                   7,506               8,240
                                                                    --------------      --------------
Total Assets                                                             $396,233            $362,398
                                                                    ==============      ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current Liabilities:
   Short-term borrowings                                                  $84,308            $64,368
   Accounts payable                                                        26,898             25,793
   Accrued expenses                                                        97,103             81,083
   Taxes on income                                                         22,896             15,137
                                                                    --------------      -------------
Total Current Liabilities                                                 231,205            186,381
Medium-Term Notes Payable                                                  59,981             30,000
Deferred Taxes on Income                                                   17,461             17,119
Other Liabilities                                                          12,170             13,873
                                                                    --------------      -------------
Total Liabilities                                                         320,817            247,373
Shareholders' Equity:
   Common Stock                                                            10,887             10,887
   Retained earnings                                                      450,619            430,822
   Cumulative foreign currency translation adjustment                     (11,934)           (20,659)
   Treasury stock                                                        (371,925)          (303,948)
   Unamortized value of restricted stock and pension costs                 (2,231)            (2,077)
                                                                    --------------      -------------
Total Shareholders' Equity                                                 75,416             115,025
                                                                    --------------      -------------
Total Liabilities and Shareholders' Equity                               $396,233            $362,398
                                                                    ==============      =============


See accompanying notes to consolidated financial statements on page 5.

                        TAMBRANDS INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1994 and 1993
                                (in thousands)
                                  (Unaudited)

                                                                   1994                1993
                                                              --------------      --------------
Cash Flows from Operating Activities:
Net earnings                                                        $67,075             $42,376
Adjustments to reconcile Net earnings to Net
  Cash Provided by Operating Activities:
   Depreciation and amortization                                     17,166              13,611
   Deferred income taxes                                               (114)                508
   Cumulative effect of accounting change                               -                10,252
   Restructuring and other                                           (9,082)             18,516
   Change in:
       Accounts receivable                                           (9,691)              3,517
       Inventories                                                      724                 925
       Prepaid expenses and other current assets                      3,028              (1,464)
       Taxes on income                                                7,603              (4,196)
       Accounts payable and accrued expenses                         21,909               5,006
                                                              --------------      --------------

Net Cash Provided by Operating Activities                            98,618              89,051
                                                              --------------      --------------

Cash Flows from Investing Activities:
Capital expenditures                                                (24,452)            (37,912)
Proceeds from sales of property, plant
  and equipment                                                       1,952               2,348
Proceeds from sales of marketable securities                            639                 791
                                                              --------------    ----------------

Net Cash Used in Investing Activities                               (21,861)            (34,773)
                                                              --------------     ---------------
Cash Flows from Financing Activities:
Payment of dividends                                                (46,581)            (44,040)
Purchase of shares for treasury                                     (71,118)            (48,719)
Short-term debt changes                                              19,940              23,386
Issuance of Medium-Term Notes                                        29,981                -
Proceeds from exercise of stock options and other                     1,866              10,752
                                                              --------------     ---------------

Net Cash Used in Financing Activities                               (65,912)            (58,621)
                                                               -------------      --------------

Effect of Exchange Rate Changes on Cash                                 227               1,142
                                                                ------------        ------------

Net Increase (Decrease) in Cash and Cash Equivalents                 11,072              (3,201)
Cash and Cash Equivalents at Beginning
  of Period                                                          15,298              21,987
                                                              --------------      --------------
Cash and Cash Equivalents at End of Period                          $26,370             $18,786
                                                              ==============      ==============

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

Item 2.   Management's Discussion and Analysis of Financial Condition and
- - -------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
- - ---------------------

Third-quarter Net sales were up 8.6% compared with the same period of the prior year. The increase was primarily due to higher unit sales in Europe driven by the successful launches of new products in the United Kingdom and France, augmented by strong sales volume in Russia and Ukraine and favorable foreign exchange translations. For the nine months ended September 30, Net sales were up 3.3% from the first nine months of the prior year. The strong worldwide sales volume was somewhat mitigated by unfavorable foreign exchange translations.

Gross profit as a percent of Net sales was 67.1% and 67.9% for the third quarter and nine months of 1994, respectively, versus 66.6% and 67.5% for the corresponding periods of 1993. The current-year results reflect increased sales volume as well as the Company's continued support of its worldwide manufacturing efficiency programs and its capital expenditures for productivity improvements.

Marketing, selling and distribution expenses were up 10.5% and 12.2% for the third quarter and nine months of 1994, respectively, compared with the prior year. The higher spending was the result of increased brand support worldwide to support the TAMPAX tampon franchise. This higher brand support was partially offset by reductions in overhead spending. For the third quarter and nine months of 1994, the Company's market share continued to be below both the year-to-date and quarterly periods of last year. However, the tampon category continued to grow in the United States.

Compared with prior year, Operating income for the third quarter increased by 14.1% and declined 1.3% for the nine months ended September 30, exclusive of 1993 Restructuring and other charges. The third-quarter increase in Operating income was principally attributable to higher sales combined with the effect of overhead reduction programs, partially offset by the increased brand support discussed above. Operating income for the nine-month period was below the comparable period of 1993 despite higher sales in the current year due primarily to higher brand support expenses as the Company continues to invest in the TAMPAX tampon business.

Interest, net and other reflected a significant increase in expense for the third quarter and nine months over the same periods of the prior year. Foreign exchange transactions resulted in costs in the current year versus gains in 1993. Additionally, interest expense was higher as a result of an increase in the Company's debt level and higher average interest rates.

The nine months' effective tax rate was 37% compared with 38.3% for the same period in 1993. The higher effective tax rate in 1993 was due to the Restructuring and other charges, the cost of which was not fully deductible for tax purposes.

Earnings per share for the nine months ended September 30, 1994 were $1.81 in comparison to $1.36 in the same period of last year, giving effect to the Restructuring and other charges but before the cumulative effect of the adoption of SFAS No. 112. Including the cumulative effect of the accounting change, the 1993 Earnings per share for the nine months were $1.09. The increase in Earnings per share was greater than that of Net earnings because fewer shares were outstanding on average due to the Company's share repurchase program.

Outlook
- - -------

The Company believes that the trend by retailers and distributors to reduce inventories and the related adverse impact on shipments will continue in future periods. However, the rate of inventory reduction in future periods is expected to be less than the rate of reduction previously experienced and therefore shipments are expected to more closely match retail sales. The worldwide market for consumer products continues to be highly competitive and disinflationary. Recently, competition has become more intense and management believes that such conditions could become even more competitive, including higher levels of promotional activities, new product introductions by competitors and continued activity in the private label tampon sector. The Company intends to continue the increased advertising and promotional activities in the United States and Europe to provide support for the TAMPAX tampon franchise. In 1994, such expenditures will substantially exceed 1993 spending levels. In addition, new product introductions are being executed by the Company in the second half of 1994 in both the United States and Europe.

Financial Condition
- - -------------------

At September 30, 1994, there was a working capital deficit of $34.6 million compared with a deficit of $12.6 million at December 31, 1993. The net reduction in working capital primarily reflects increased short-term borrowings utilized for the Company's share repurchase program. Additionally, the increase in brand support accruals was partially offset by higher accounts receivable balances on strong sales in the current period.

Cash flows from operating activities for the nine months of 1994 were $98.6 million versus $89.1 million in the prior year, reflecting an improvement in operating working capital management. Capital expenditures of $24.5 million relate primarily to the Company's continued investment in equipment to improve productivity and reduce costs. The overall spending level is below last year as certain major projects near completion.

The Company anticipates that its future cash requirements will continue to be met by its cash flows from operations and the ability to borrow from a variety of sources.

At September 30, 1994, total Shareholders' equity was $75.4 million compared with $115.0 million at December 31, 1993. The net increase in Retained earnings of $19.8 million was offset by $71.1 million related to the acquisition of Common Stock under the share repurchase program.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.  Legal Proceedings
- - -------  -----------------

The Company or a subsidiary is a defendant in a small number of product liability lawsuits based on allegations that toxic shock syndrome ("TSS") was contracted through the use of tampons. A small number of pre-suit claims involving similar TSS allegations have also been asserted. The damages alleged vary from case to case and often include claims for punitive damages. One TSS lawsuit, served on the Company in July 1994, purports to be a class action on behalf of all women who have contracted TSS through the use of tampons. The Company does not believe that class certification is warranted, and intends to vigorously contest any motion for class certification filed by the plaintiffs, as well as the allegations contained in the plaintiffs' complaint.

The Company and certain of its former officers have been named as defendants in certain shareholder lawsuits that have been filed in the United States District Court for the Southern District of New York and that have been consolidated under the caption In Re Tambrands Inc. Securities Litigation. The parties have
                  ------------------------------------------
stipulated to the certification of the consolidated lawsuit as a class action on behalf of all purchasers of the Company's common stock during the period December 14, 1992 through April 28, 1993. The complaint alleges that the Company's disclosures during the alleged class period contained material misstatements and omissions concerning its anticipated future earnings and thereby allegedly violated Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934. The complaint seeks an unspecified amount of damages on behalf of the class.

The Company is a nominal defendant in three purported shareholder derivative lawsuits that have been filed in the Supreme Court of the State of New York for Westchester County and that have been consolidated into a single action. Named collectively in the consolidated complaint as individual defendants are the Company's directors (and certain of its former directors) and three of its former officers. The complaint alleges that the officer-defendants exposed the Company to liability in the shareholder class action described in the preceding paragraph and misappropriated corporate opportunities by trading in the Company's stock on the basis of nonpublic information. One of the former officers is also alleged to have received improper reimbursements from the Company for alleged personal expenses. The director-defendants are alleged to have acquiesced in the aforesaid alleged violations. The complaint seeks to recover on behalf of the Company an unspecified amount of damages from the individual defendants. No relief is sought against the Company. In September 1994, the Supreme Court granted defendants' motion to dismiss the lawsuit for failure to make a demand upon the Company's Board of Directors. Plaintiffs have appealed.

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

Items 2, 3, 4 and 5 of Part II have been omitted since either the Company's response to the Item would be negative or the Item is inapplicable.

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

         4(3)              Rights Agreement between the Company and First
                           Chicago Trust Company of New York, as Rights Agent, dated as of October 24, 1989, which includes the Form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares as Exhibit B, filed
                           October 27, 1989 as Exhibit 1 to the Company's Form 8-
                           A Registration Statement, incorporated herein by reference.

         4(4)(a) Indenture dated as of December 1, 1993 between the Company and Citibank, N.A., as trustee, relating to the Company's Medium-Term Note Program, filed March
                           31, 1994 as Exhibit 4(4)(a) to the Company's Form 10-
                           K Report for the year ended December 31, 1993, incorporated herein by reference.


         4(4)(b)           Form of Floating Rate Debt Security, filed December
                           16, 1993 as Exhibit 4-a to the Company's Report on
                           Form 8-K, incorporated herein by reference.

         4(4)(c)           Form of Fixed Rate Debt Security, filed December 16,
                           1993 as Exhibit 4-b to the Company's Report on Form 8-
                           K, incorporated herein by reference.

         10(1)             Letter Agreement between the Company and Mr. Michael
                           K. Lorelli, dated as of August 30, 1994, filed herewith.

         10(2) Employment Protection Agreement between the Company and Mr. Michael K. Lorelli, dated as of August 31,
                           1994, filed herewith.


         10(3) Resolutions of the Board of Directors of the Company with respect to the compensation of the Chairman of the Board, adopted on August 23, 1994 and October 25,
                           1994, respectively, filed herewith.

         10(4)             Fifth Amendment to the Tambrands Inc. 1992 Directors
                           Stock Incentive Plan, effective as of September 1,
                           1994, filed herewith.


         10(5) Amended and Restated Credit Agreement by and among the Company, Tambrands Limited, the signatory banks thereto and The Bank of New York, as agent, dated as of September 6, 1994, filed herewith.

         12 Computation of Ratio of Earnings to Fixed Charges, filed herewith.

         27 Financial Data Schedules, filed herewith (in electronic format only).

Exhibits 2, 11, 15, 18, 19, 22, 23, 24 and 99 have been omitted as inapplicable.

b)   Reports on Form 8-K
     -------------------

     The Company filed a Report under Item 5 of Form 8-K on July 29, 1994 in order to file a press release, issued by the Company on July 27, 1994, which contained the Company's second-quarter 1994 results.

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

Date: November 4, 1994
      ----------------