Form 10-K
TAMBRANDS INC
filed 1995-03-31
CIK 96277

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            _______________________


                                   FORM 10-K

(Mark One)




    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          [FEE REQUIRED]

   For the fiscal year ended December 31, 1994

                                       OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          [NO FEE REQUIRED]


   Commission file number 1-8714


                                  TAMBRANDS INC.
                                  --------------
(Exact name of registrant as specified in its charter)

          Delaware                                           13-1366500
          --------                                           ----------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification No.)

777 Westchester Avenue
White Plains, New York                                          10604
----------------------                                          -----
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

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 9, 1995 was

$1,514,220,120. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

          As of March 15, 1995, 36,689,326 shares of the registrant's Common Stock were outstanding.


Documents Incorporated by Reference
-----------------------------------

          Part III of this Form 10-K incorporates by reference portions of the definitive Proxy Statement for the registrant's annual meeting of shareholders to be held on April 25, 1995, filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                  PART I
                                  ------

Item 1.  Business
------   --------


General
-------

     Tambrands Inc. (the "Company") has been manufacturing and marketing menstrual tampons, which are sold under the trademark TAMPAX(R), since 1936. It is the leading manufacturer and marketer of tampons in the world. The Company operates in one business segment, personal care products. In recent years, the Company has focused on its core TAMPAX tampon business worldwide and has been expanding its international operations. The Company is placing an increased emphasis on the development and marketing of new products. The Company has manufacturing operations in seven countries. In 1994, TAMPAX tampons were sold in over 150 countries. The Company's largest eight markets are the United States, the United Kingdom, France, Canada, Spain, CIS (principally Russia and Ukraine), Italy and Belgium.

     The Company was incorporated under the laws of the State of Delaware in 1936. The Company's principal executive offices are located at 777 Westchester Avenue, White Plains, New York 10604 (telephone number 914-696-6000).

Recent Developments
-------------------

     Effective May 31, 1994, Edward T. Fogarty was appointed President and Chief Executive Officer of the Company. Several other significant changes in senior management also occurred during 1994. Michael K. Lorelli was appointed Executive Vice President and President, North America/Latin America effective August 31, 1994, Thomas J. Mason was appointed Group Vice President - International effective October 18, 1994, and Thomas Soper, III was appointed Senior Vice President - Corporate Human Resources and Communications effective August 29, 1994.

     In June 1989, the Company adopted a corporate strategy of concentrating on its core TAMPAX tampon business. As part of this strategy, the Company announced in December 1989 a major restructuring program designed to reduce costs and improve performance. In December 1991, the Company announced a program to restructure its worldwide manufacturing operations to improve efficiency and reduce costs. The 1989 and 1991 programs have been completed. In June 1993, the Company announced that it would provide a $30 million charge ($20 million after-tax) to provide for restructuring of manufacturing and administrative operations and the cost of management changes, including the adoption of a consolidated international management strategy. This program has been virtually completed. See Note 6, "Restructuring and Other Charges," included in the Notes to Consolidated Financial Statements contained in item 8 of Part II hereof. These restructuring programs have included sales of the Company's businesses that were not supportive of the Company's core activities, substantial reductions in workforce and a reduction of approximately 50% in the number of manufacturing plants.

     The Company currently is engaged in an ongoing program of substantially upgrading production equipment at its manufacturing facilities through further automation and computerization. The Company's 1994 capital spending programs were related to investments in equipment to improve product quality and productivity, modernize production facilities and reduce costs. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in item 7 of Part II hereof. The Company intends to continue its efforts to achieve productivity improvements.

     In 1989, the Company initiated a stock repurchase program. As of December 31, 1994, the Company had spent approximately $436 million to purchase approximately 7.6 million shares of its Common Stock under four repurchase programs. The Company was authorized as of December 31, 1994 to purchase approximately 300,000 additional shares. The Company will continue its repurchases as conditions warrant.

     In 1992, the Company established a commercial paper program under which it may borrow up to $150 million for general corporate purposes. At December 31, 1994, $57 million was outstanding under this program. In addition, in 1993, the Company established a $150 million Medium-Term Note program. At December 31, 1994, $60 million was outstanding under this program.

Products
--------

     Menstrual tampons represent virtually all of the Company's sales. The Company's largest selling tampon is the TAMPAX flushable applicator tampon, which first became commercially available in 1936. The Company also manufactures and sells (i) TAMPAX tampons with plastic applicators in the United States and Canada; (ii) TAMPAX COMPAK(R) tampons, with a compact all-plastic applicator, in the United States, Canada, France, the United Kingdom and other countries in Europe; and (iii) TAMPAX comfort shaped flushable applicator tampons, with an all-paper rounded-end applicator and a slimmer design than the Company's standard product, in the United States, Canada, Australia, parts of Europe and several other countries.

     The Company is placing an increased emphasis on the development and marketing of new products. In 1994, the Company introduced nationally in the United States the new TAMPAX SATIN TOUCH(TM) tampon and the new TAMPAX LITES(R) tampon. The SATIN TOUCH tampon offers the ease and comfort of a plastic applicator but has an all-paper applicator that is flushable and biodegradable. SATIN

TOUCH, which was introduced nationally in Canada in 1993, is a rounded-end product with a patented, high-gloss surface. TAMPAX LITES is a new tampon especially designed for use on days of light menstruation, when other tampons might be too absorbent for comfortable use. In 1994, the Company introduced the new TAMPAX SATIN(TM) tampon in France. This tampon is similar to the SATIN TOUCH tampon. In the United Kingdom, the Company introduced nationally its TAMPAX TAMPETS(R) tampon in 1994. This non-applicator tampon has been sold in Ireland since 1993.

     The Company continues to evaluate the possible introduction of its existing products in additional markets, as well as certain new products and product enhancements.

Marketing and Sales
-------------------

     Marketing operations are conducted either directly by the Company and its subsidiaries and joint venture, or by independent brokers or sales agents and distributors. Sales are made directly to grocery, discount and drug stores and other comparable outlets, as well as to wholesalers and distributors in those trades. Sales to discount stores, including mass merchandisers and club stores, have been increasing as a percentage of total sales. For the year 1994, Wal-Mart, together with its affiliated stores, accounted for approximately 10.3% of the Company's net sales worldwide. No single customer (including distributors) of the Company and its subsidiaries and joint venture accounted for 10% or more of total net sales prior to 1994. The marketplace for consumer products is becoming increasingly global and currently is characterized by growing trade consolidation and expansion across geographic borders. A small number of significant customers have highly leveraged capital structures, making them particularly sensitive to adverse market interest rate changes and other economic variables. This situation did not significantly affect the Company in 1994 or prior years.

     Substantially all sales involve extensions of credit. Credit terms generally are consistent with terms typically extended under local industry practices. Default rates by the Company's customers in the United States have been at or below industry averages, based on information from the Credit Research Foundation.

     In the United States, the Company's internal sales management group directly handles sales to certain large customer accounts. These sales have been increasing as a percentage of total sales. Other sales in the United States and sales in Belgium, Canada, France and the Netherlands are handled through independent sales brokers, who also may sell other branded consumer products but generally do not carry products that compete with the products of the Company and its subsidiaries. Sales are conducted in the Czech Republic, Poland, Russia, Ukraine and the United Kingdom by the

Company's subsidiaries and in the People's Republic of China by its joint venture. Sales are conducted in other countries through independent distributors and agents. Sales forces of the Company's subsidiaries in the Czech Republic, Poland, Russia, Ukraine and the United Kingdom distribute certain household consumer products for several other companies.

     The Company believes that the recent trend by retailers and distributors to reduce inventories and the related adverse impact on shipments will continue in future periods. However, the rate of inventory reduction in future periods is expected to be significantly less than the rate of reduction in 1993 and therefore shipments are expected to more closely match retail sales, as they did in 1994.

     Media advertising is important to the overall success of the TAMPAX tampon brand. In the United States, Canada and Europe, the Company focuses its advertising on women aged 12-34, using a variety of media, including television and print advertisements. The Company increased its advertising and promotional spending in 1994 over 1993 levels, primarily to support the introduction of new products in the Company's largest markets. The Company intends to continue to support the TAMPAX tampon franchise with highly competitive levels of advertising and promotional activities in the United States and Europe. Advertising and promotional spending currently is being concentrated in the Company's five largest markets (the United States, the United Kingdom, France, Canada and Spain) and, as consumer economic and other conditions permit, will be directed towards the four international markets believed to have the greatest development potential (CIS, principally Russia and Ukraine, Mexico, China and Brazil). The Company has consolidated its advertising execution through the selection of BBDO Worldwide Inc. as its global advertising agency.

     The Company also seeks to attract and retain customers through its teen education program, which is designed to help female teenagers understand the various forms of sanitary protection and promotes trial usage of TAMPAX tampons. In developing markets, like Russia and China, the Company uses sampling with young women and physician awareness programs. In the Company's largest markets, the Company conducts school education programs that include videos, lecturers and booklets.



Competition
-----------

     Highly competitive conditions prevail in the feminine protection industry for external pads and menstrual tampons, which are competitive in both performance and price, the principal methods of competition.

     In the United States, there are four other manufacturers whose sales, directly or through subsidiaries, are significant in the total sanitary protection market: Johnson & Johnson, Kimberly-Clark Corporation, Playtex Family Products Corporation and The Procter & Gamble Company. Each of these corporations manufactures and sells external pads or menstrual tampons or both. Each makes and sells products other than external pads and tampons, and the total sales of all products by and the capitalization of each of Johnson & Johnson, Kimberly-Clark and Procter & Gamble are substantially greater than the total sales and capitalization of the Company. These factors may be helpful to the respective competitive positions of these companies in the feminine protection industry. Substantially all of the tampons manufactured by the above-mentioned four companies are sold under these companies' brand names. In addition, there is a small private label segment of the industry. Management believes that the TAMPAX tampon's leading market share position in the U.S. tampon category (approximately 50.0% in dollars and 53.1% in units for the year 1994, according to Information Resources, Inc.) and strong brand loyalty among consumers (as verified by household panel data obtained by Nielsen Marketing Research), are positive factors in the Company's ability to compete in the feminine protection industry. During 1994, the level of competitive activity continued to increase in the United States, particularly in the areas of new product introductions and price discounting.

     Highly competitive conditions prevail in virtually all foreign markets. Competition tends to be fragmented and regional in nature in most of those markets, but tampons produced by, or under license from, Johnson & Johnson, and external pads produced by, or under license from, Johnson & Johnson, Kimberly-Clark and Procter & Gamble, are sold in many of the foreign markets where the Company does business. Competitive activity remained at high levels in Europe in 1994. This activity included the continued aggressive marketing of several external pad products.

     Management believes that the worldwide market for consumer products will continue to be highly competitive and disinflationary and that the level of competitive activity could intensify in 1995, including higher levels of advertising and promotional activities, additional new product introductions, and continued activity in the private label tampon sector.

Raw Materials
-------------

     The principal raw materials used in the Company's business are cotton and rayon for tampons, paper and plastic for tampon applicators, and paperboard for cartons and containers. Most of these raw materials are readily available in the market from many sources. However, due to unusually low cotton production during 1994 in several countries, worldwide demand for cotton produced in the United States has increased substantially over the last few months. This could have an adverse effect on the ready availability and/or price of cotton to the Company and other purchasers during 1995. In addition, the Company recently has experienced cost pressures with regard to some of its other raw materials.

Trademarks and Patents
----------------------

     The Company, directly or through its subsidiaries, owns a number of trademarks, trademark registrations and trademark applications in the United States and other countries, which, in the opinion of management, are significant. The Company's trademark registrations vary in duration and are typically renewable by the Company. Certain features of TAMPAX tampons are the subject of U.S. and foreign patents or patent applications owned by the Company. In management's opinion, certain of these patents are significant. The duration of the Company's patents ranges from 4 to 18 years (i.e., the patents have
                                                    ----
expiration dates ranging from the year 1999 to the year 2013).

Research and Development
------------------------

     The Company maintains research and development laboratories at its facilities in Palmer, Massachusetts and Havant, England. The Company's research and development expenditures have approximated 2% of net sales in each of the past three years. Management believes that developing better protecting and more comfortable and convenient products, and products which are environmentally sound, is important to maintaining the Company's competitive position. Research is directed toward these goals.

Employees
---------

     As part of the restructuring program announced in 1989, the staff of the Company's headquarters and North American Division has been reduced substantially. The sale of non-core businesses also has reduced the number of employees. Additional headcount reductions have occurred and will occur as a result of the restructuring programs announced in 1991 and 1993. At December 31, 1994, the Company and its subsidiaries employed approximately 3,400 persons.

Foreign and Domestic Operations; Export Sales
---------------------------------------------

     The information regarding foreign and domestic operations of the Company and its subsidiaries set forth on page F-15 under the caption "Segment and Geographic Information" in the Notes to Consolidated Financial Statements is incorporated herein by reference.

     Over the past three years, sales by the Company's foreign operations accounted for approximately one-half of total unit sales.

     In 1994, sales between geographic areas and export sales of the Company were not significant.

Item 2.  Properties
------   ----------

Domestic Properties
-------------------

     The Company owns and operates three manufacturing plants in the United States, located in Auburn, Maine; Claremont, New Hampshire; and Rutland, Vermont. Product and process research and development, and certain accounting, data processing and sales and logistics operations are conducted at the Company's Technical Center, located in Palmer, Massachusetts. This facility is a testing center for the development of new products and for the application of advanced manufacturing technology to the Company's products. The Company owns each of these plants and the Technical Center. The Company leases headquarters office space in White Plains, New York.

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

Foreign Properties
------------------

     The Company's foreign subsidiaries own and operate manufacturing plants in France, Ireland, Russia, Ukraine and the United Kingdom. The joint venture in the People's Republic of China, in which the Company has an 80% interest, has contractual rights to use a manufacturing plant there. The Company's foreign subsidiaries lease office space in Australia, Brazil, Canada, France, Mexico, Switzerland, Venezuela and in several other countries. The Company's subsidiary in the United Kingdom leases office space there for the Company's international headquarters.

     As part of the Company's worldwide manufacturing restructuring program announced in 1993, the Company has restructured its manufacturing operations in France. During 1994, all worldwide production of COMPAK tampons was concentrated at the French plant, and production of other tampons was consolidated in the Company's other European plants. Also as part of the restructuring program, in 1994 the tampon manufacturing plant in Mexico leased by a subsidiary and the tampon manufacturing plant in South Africa owned by a subsidiary were closed. Supply of products to Mexico and South Africa is now being sourced from other production facilities.

     The production machinery and equipment and properties owned by the Company's foreign subsidiaries described above are held free and clear of encumbrances.

     During the last fiscal year, the foreign facilities of the Company's subsidiaries were suitable and adequate for the Company's requirements. In general, these foreign manufacturing facilities operate on a three-shift basis, and have sufficient additional capacity to satisfy the foreseeable requirements of the Company.

Item 3.  Legal Proceedings
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

     The Company and three of its former officers have been named as defendants in certain shareholder lawsuits that have been filed in the United States District Court for the Southern District of New York and that have been consolidated under the caption In Re Tambrands Inc. Securities Litigation. The
                               ------------------------------------------
parties have stipulated to the certification of the consolidated lawsuit as a class action on behalf of all purchasers of the Company's common stock during the period December 14, 1992 through April 28, 1993. The complaint alleges that the Company's disclosures during the class period contained material misstatements and omissions concerning its anticipated future earnings and thereby allegedly violated Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934. The complaint seeks an unspecified amount of damages on behalf of the class.

     The Company was a nominal defendant in three purported shareholder derivative lawsuits filed in the Supreme Court of the State of New York for Westchester County and consolidated into a single action. Named collectively in the consolidated complaint as individual defendants were the Company's directors (other than Mr.

Fogarty), certain former directors and three of its former officers. The complaint alleged that the officer-defendants exposed the Company to liability in the shareholder class action described in the preceding paragraph and misappropriated corporate opportunities by trading in the Company's stock on the basis of nonpublic information. One of the former officers was also alleged to have received improper reimbursements from the Company for alleged personal expenses. The director-defendants were alleged to have acquiesced in the aforesaid alleged violations. The complaint sought to recover on behalf of the Company an unspecified amount of damages from the individual defendants. No relief was sought against the Company. In September 1994, the Court granted the defendants' motion to dismiss the complaint for failure to make a demand upon the Board of Directors. Plaintiffs have appealed the dismissal.

     The Company is involved, either as a named defendant or as the result of contractual indemnities, in certain litigation arising out of the operations of certain divested subsidiaries.

     There are certain other legal proceedings pending against the Company arising out of its normal course of business in which claims for monetary damages are asserted.

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


Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Management of the Registrant
----------------------------

     The names and ages of all executive officers of the Company, the current office held by each, and the period during which each has served as such are set forth in the following table:

                                                         Period Served
      Name             Age    Current Office            In Current Office
      ----             ---    --------------            -----------------
Edward T. Fogarty      58     President and                1994 to date
                              Chief Executive
                              Officer (1)


Michael K. Lorelli     43     Executive Vice               1994 to date
                              President and President,
                              North America/Latin
                              America (2)

Thomas J. Mason        50     Group Vice President-        1994 to date
                              International (3)

Harry E. Raber         53     Vice President -             1991 to date
                              Corporate Engineering
                              and Manufacturing

Susan J. Riley         36     Vice President -             1994 to date
                              Finance

Thomas Soper, III      45     Senior Vice President-       1994 to date
                              Corporate Human Resources
                              and Communications (4)

Jerome B. Wainick      54     Vice President-Research      1990 to date
                              and Development (5)

Raymond F. Wright      56     Senior Vice President-       1989 to date
                              Chief Financial
                              Officer

  (1) Mr. Fogarty has served as an officer of the Company since May 1994. From prior to March 1990 until May 1994, he was employed by Colgate-Palmolive Company as President - USA/Canada/Puerto Rico.

  (2) Mr. Lorelli has served as an officer of the Company since October 1994. From January 1993 until October 1994, he was employed by Pizza Hut International, a division of PepsiCo, Inc. as President. From prior to March 1990 until December 1992, he was employed by Pepsi-Cola East, a division of PepsiCo, Inc., as President.

  (3) Mr. Mason has served as an officer of the Company since October 1994. From May 1992 until September 1994, he was employed by Dole Packaged Foods, a division of Dole Food Co., as President. From April 1990 until May 1992, he was employed by Kraft General Foods as Executive Vice President and General Manager, Specialty Products. From prior to March 1990 until April 1990, he was employed by Kraft General Foods as Vice President and General Manager - Knudsen.

  (4) Mr. Soper has served as an officer of the Company since October 1994. From prior to March 1990 until September 1994, he was employed by Alexander & Alexander Services Inc. (a provider of risk management, insurance brokerage and human resource management consulting services) as Senior Vice President - Corporate Human Resources.

  (5) Mr. Wainick has served as an officer of the Company since June 1990. From prior to March 1990 until June 1990, he was employed by Binney & Smith, Inc. (a manufacturer of arts and crafts supplies), a subsidiary of Hallmark Cards, Inc., as Director of Technical Development.

  Each executive officer is appointed by the Board of Directors to serve until the first meeting of directors following the annual meeting of shareholders of the Company. Except as indicated in the footnotes above, the principal occupation and employment during the past five years of each of the above-named executive officers have been as an officer or other member of management of the Company or one or more of its subsidiaries.

  In general, management of the Company is organized into three groups:

       North America/Latin America
       International
       Corporate/Central Services

  The principal managers for each of these groups are as follows:

                          North America/Latin America
                          ---------------------------

  Name                                Title
  ----                                -----

Michael K. Lorelli         Executive Vice President and President,
                             North America/Latin America

R. Kent Doss               Vice President - Sales

Jaclyn K. Flatow           Vice President - Marketing

John C. LaBonty            General Manager - Canada

Kevin J. Paradise          Vice President - Human Resources

Robert M. Pietryka         Vice President - Operations

Jose Violante              Vice President - Latin America


                                 International
                                 -------------

Thomas J. Mason            Group Vice President - International

Andrew Armenian            Vice President and General Manager-CIS

Patrick Legrand            Vice President - Marketing

Li, Ming Di                General Manager - China

Peter C. Napier            Vice President - Operations

Anthony D. O'Neill         Vice President - Finance

John D. Perrett            Vice President - Human Resources

Christian Roure            Vice President - Sales, Europe

T. Peter Stephenson        Acting Vice President - Sales, U.K. and Ireland


                           Corporate/Central Services
                           --------------------------


Edward T. Fogarty          President and Chief Executive Officer

Thomas Soper, III          Senior Vice President - Corporate Human
                             Resources and Communications

Raymond F. Wright          Senior Vice President - Chief Financial
                             Officer

David Briggs               Vice President - Information Services,
                             International

Bruce P. Garren            Vice President - Group Counsel

Seth E. Herbert            Vice President - International Counsel

Martha B. Lindsay          Vice President - Treasurer

Janey M. Loyd              Vice President - Business Development

Anthony J. Principato      Vice President - Tax

Harry E. Raber             Vice President - Corporate Engineering and
                             Manufacturing

Owen K. Rankin             Vice President - Global Marketing

Susan J. Riley             Vice President - Finance

Jerome B. Wainick          Vice President - Research and
                             Development

Irwin Zaetz                Vice President - Information Services,
                             North America

                                PART II
                                -------


Item 5.     Market for Registrant's Common Equity and Related
------      -------------------------------------------------
            Shareholder Matters
            -------------------

  The Company's Common Stock is traded on the New York and Pacific Stock Exchanges. The following table provides quarterly dividend and Common Stock price range information for the years 1993 and 1994:


                     Common Stock
                   Price Range (a)
                  ------------------
                                         Dividends
                    High      Low        Per Share
                  --------  --------    ------------
    1994
----------------
First Quarter      $44 1/2   $38 1/4        $0.42
Second Quarter      39 5/8    34 3/4         0.42
Third Quarter       39 1/4    35 5/8         0.42
Fourth Quarter      42 1/2    36 1/4         0.44

    1993
----------------
First Quarter      $65       $53 1/2        $0.38
Second Quarter      54 1/8    39 1/2         0.38
Third Quarter       49 7/8    40 3/4         0.80(b)
Fourth Quarter      46 3/8    41 1/4          -- (b)

(a) Reflects trading on the New York Stock Exchange.
(b) Dividends of $0.42 per share declared in the third quarter were paid in December 1993.


As of March 15, 1995, there were 7,120 holders of record of the Company's Common Stock.

Item 6.     Selected Financial Data
------      -----------------------

  The information required by this item is set forth in a separate section of this Annual Report on Form 10-K under the caption "Selected Financial Data" appearing on page F-2 and is incorporated herein by reference.

Item 7.     Management's Discussion and Analysis of Results of
------      --------------------------------------------------
            Operations and Financial Condition
            ----------------------------------

  The information required by this item is set forth in a separate section of this Annual Report on Form 10-K under the caption "Management's Discussion and Analysis" beginning on page

F-3 and is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data
------      -------------------------------------------

  The information required by this item is set forth in a separate section of this Annual Report on Form 10-K as indicated in the "Index to Financial Information" appearing on page F-1 and is incorporated herein by reference.

Item 9.     Changes in and Disagreements with Accountants on
------      ------------------------------------------------
            Accounting and Financial Disclosure
            -----------------------------------

     None.

                               PART III
                               --------

Item 10.    Directors and Executive Officers of the Registrant
-------     --------------------------------------------------

  The information relating to nominees for election as directors of the Company set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on April 25, 1995 is incorporated herein by reference.

  The information on executive officers set forth under the first two paragraphs of the caption "Management of the Registrant" beginning on page 9 (including the table and footnotes) is incorporated herein by reference.

  The information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth under the caption "Executive Compensation and Other Information - Other Information" in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on April 25, 1995 is incorporated herein by reference.


Item 11.    Executive Compensation
-------     ----------------------

  The information regarding executive compensation set forth under the captions "Information Regarding the Board of Directors -Compensation of Directors," "Executive Compensation and Other Information" and "Proposal to Approve the 1995 Directors Stock and Deferred Compensation Plan" in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on April 25, 1995 is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and
-------     ----------------------------------------------------
            Management
            ----------

  The information regarding the security ownership of certain beneficial owners and management set forth under the caption "Security Ownership by Management and Others" in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on April 25, 1995 is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions
-------     ----------------------------------------------

  The information pertaining to certain relationships and related transactions set forth under the captions "Information Regarding the Board of Directors - Compensation of Directors" and "Executive Compensation and Other Information - Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on April 25, 1995 is incorporated herein by reference. The services performed for the Company by Doherty, Wallace, Pillsbury & Murphy, P.C. were on terms no less favorable to the Company than if such services had been provided by unaffiliated parties.
                               PART IV
                               -------


Item 14.  Exhibits, Financial Statement Schedules,
-------   ----------------------------------------
          and Reports on Form 8-K
          -----------------------

  (a)  Documents filed as part of this report

     1.   Financial Statements

          The list of financial statements set forth under the caption "Index to Financial Information" on page F-1 is incorporated herein by reference.

     2.   Financial Statement Schedules

          The list of financial statement schedules set forth under the caption "Index to Financial Information" on page F-1 is incorporated herein by reference. All other schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

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

       10(3)(h) Sixth Amendment to 1991 Stock Option Plan, effective as of February 1, 1994, filed as Exhibit 10(3)(h) to the Company's Report on Form 10-K for the year 1993, incorporated herein by reference.

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

       10(5) Supplemental Executive Retirement Plan, effective July 1, 1986, as amended and restated effective July 1, 1994, filed as
                 Exhibit 10(6) to the Company's Report on Form 10-Q for the quarter ended June 30, 1994, incorporated herein by reference.

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

       10(8)(e) Fourth Amendment to Tambrands Inc. 1992 Directors Stock Incentive Plan, effective as of April 28, 1994, filed as
                 Exhibit 10(7) to the Company's Report on Form 10-Q for the quarter ended June 30, 1994, incorporated herein by reference.

       10(8)(f) Fifth Amendment to the Tambrands Inc. 1992 Directors Stock Incentive Plan, effective as of September 1, 1994, filed as
                 Exhibit 10(4) to the Company's Report on Form 10-Q for the quarter ended September 30, 1994, incorporated herein by reference.

       10(9)(a) Employment Protection Agreement between the Company and Mr. Edward T. Fogarty, dated as of May 31, 1994, filed as Exhibit 10(1) to the Company's Report on Form 10-Q for the quarter ended June 30, 1994, incorporated herein by reference;

       10(9)(b)  Employment Protection Agreement between the

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

       10(9)(c)  Employment Protection Agreement between the

                 Company and Mr. Michael K. Lorelli, dated as of August 31, 1994, filed as Exhibit 10(2) to the Company's Report on Form 10-Q for the quarter ended September 30, 1994, incorporated herein by reference;

       10(9)(d)  Employment Protection Agreement between the
                 Company and Mr. Jerome B. Wainick, dated as of
                 June 18, 1990, and First Amendment to

                 Employment Protection Agreement between the Company and Mr. Jerome B. Wainick, dated as of October 16, 1990, filed herewith;

       10(9)(e)  Employment Protection Agreement between the
                 Company and Mr. Harry E. Raber, dated as of August 13, 1992, filed herewith;

                 The Company has agreements similar to the agreements listed as Exhibits 10(9)(b), 10(9) (d) and 10(9)(e) with its other executive officers.

       10(10) Resolution of the Board of Directors of the Company with respect to the compensation of the Chairman of the Board, adopted on October 25, 1994, filed herewith.

       10(11) Resolution of the Board of Directors of the Company with respect to the compensation of the Board, adopted on December 13, 1994, filed herewith.

       10(12) 1995 Directors Stock and Deferred Compensation Plan, effective as of July 1, 1995 (subject to shareholder approval at the annual meeting of shareholders to be held on April 25, 1995), included as Exhibit A to the Company's Proxy Statement, dated March 10, 1995, for the annual meeting of shareholders to be held on April 25, 1995, incorporated herein by reference.

       10(13) Executive Severance Program of the Company, filed as Exhibit 10(15) to the Company's Report on Form 10-K for the year 1989, incorporated herein by reference.

       10(14) 1981 Annual Incentive Plan of the Company, refiled herewith, because the original filing is no longer eligible for incorporation by reference pursuant to Rule 24 of the Commission's Rules of Practice.

       10(15) Letter Agreement between the Company and Mr. Edward T. Fogarty, dated as of April 25, 1994, filed as Exhibit 10(1) to the Company's Report on Form 10-Q for the quarter ended June 30, 1994, incorporated herein by reference.

       10(16) Letter Agreement between the Company and Mr. Michael K. Lorelli, dated as of August 30, 1994, filed as Exhibit 10(1) to the Company's

                 Report on Form 10-Q for the quarter ended September 30, 1994, incorporated herein by reference.

       10(17) Letter Agreement between the Company and Mr. Thomas Soper, III, dated as of August 29, 1994, filed herewith.

       10(18) Letter Agreement between the Company and Mr. Thomas J. Mason, dated as of October 18, 1994, filed herewith.

       10(19)    Restricted Stock Agreement between the Company and Mr. Edward
                 T. Fogarty, dated May 31, 1994, filed as Exhibit 10(3) to the Company's Report on Form 10-Q for the quarter ended June 30, 1994, incorporated herein by reference.

       10(20) Stock Option Agreement between the Company and Mr. Edward T. Fogarty, dated May 31, 1994, filed as Exhibit 10(4) to the Company's Report on Form 10-Q for the quarter ended June 30, 1994, incorporated herein by reference.

       10(21) Retirement Agreement between the Company and Mr. Charles J. Chapman, dated as of February 28, 1994, filed as Exhibit 10(21) to the Company's Report on Form 10-K for the year 1993, incorporated herein by reference.

       10(22)(a) Commercial Paper Dealer Agreement between the Company and
                 Merrill Lynch Money Markets, Inc., dated November 18, 1992, filed as Exhibit 10(15) (a) to the Company's Report on Form 10-K for the year 1992, incorporated herein by reference.

       10(22)(b) Letter Agreement between the Company and the First National
                 Bank of Chicago, dated as of November 18, 1992, filed as
                 Exhibit 10(15)(b) to the Company's Report on Form 10-K for the year 1992, incorporated herein by reference.

       10(22)(c) Amended and Restated Credit Agreement by and among the Company,
                 Tambrands Limited, the signatory banks thereto and the Bank of New York, as agent, dated as of September 6, 1994, filed as
                 Exhibit 10(5) to the Company's Report on Form 10-Q for the quarter ended September 30, 1994, incorporated herein by reference.

       12        Computation of Ratio of Earnings to Fixed

                 Charges, filed herewith.

       21        Subsidiaries of the Company, filed herewith.

       23        Independent Auditors' Consent, filed herewith.

       24        Powers of attorney, filed herewith.

       27 Financial Data Schedules, filed herewith (in electronic format only).


 (b)   Reports on Form 8-K

            The Company filed a Report under Item 5 of Form 8-K on October 27, 1994 in order to file a press release, issued by the Company on October 26, 1994, which contained the Company's third-quarter 1994 results.



TAMPAX, COMPAK, LITES, SATIN, SATIN TOUCH and TAMPETS are trademarks of Tambrands Inc.

                              SIGNATURES
                              ----------


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TAMBRANDS INC.



Date:  March 28, 1995               By /s/ EDWARD T. FOGARTY
                                       --------------------------
                                         Edward T. Fogarty
                                         President and
                                         Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                         Title                    Date
       ---------                         -----                    ----


/s/ EDWARD T. FOGARTY         President and Chief             March 28, 1995
---------------------------   Executive Officer
EDWARD T. FOGARTY             and Director
                              (Principal Executive
                              Officer)


/s/ RAYMOND F. WRIGHT         Senior Vice                     March 28, 1995
--------------------------    President-Chief
RAYMOND F. WRIGHT             Financial Officer
                              (Principal Financial
                              Officer)


/s/ SUSAN J. RILEY            Vice President -                March 28, 1995
--------------------------    Finance (Principal
SUSAN J. RILEY                Accounting Officer)



/s/ HOWARD B. WENTZ, JR.      Chairman and                    March 28, 1995
--------------------------    Director
HOWARD B. WENTZ, JR.


          *                   Director                        March 28, 1995
--------------------------
LILYAN H. AFFINITO


          *                   Director                        March 28, 1995
--------------------------
PAUL S. DOHERTY


          *                   Director                        March 28, 1995
--------------------------
FLOYD HALL

       Signature                       Title                   Date
       ---------                       -----                   ----


           *                         Director               March 28, 1995
--------------------------
ROBERT P. KILEY


           *                         Director               March 28, 1995
--------------------------
JOHN LOUDON


           *                         Director               March 28, 1995
--------------------------
RUTH M. MANTON


           *                         Director               March 28, 1995
--------------------------
JOHN A. MEYERS


           *                         Director               March 28, 1995
--------------------------
H.L. TOWER


           *                         Director               March 28, 1995
--------------------------
ROBERT M. WILLIAMS



* By /s/ EDWARD T. FOGARTY
     ---------------------------
     Edward T. Fogarty
     Attorney-in-Fact

                         INDEX TO FINANCIAL INFORMATION
                         ------------------------------


                                                         Page
                                                       Reference
                                                       ---------

Selected Financial Data...............................   F-2

Management's Discussion and Analysis of
Results of Operations and Financial Condition.........   F-3

Financial Statements:

    Consolidated Statements of Earnings
    for the years ended
    December 31, 1994, 1993 and 1992..................   F-6

    Consolidated Statements of Retained
    Earnings for the years ended
    December 31, 1994, 1993 and 1992..................   F-6

    Consolidated Statements of Cash
    Flows for the years ended
    December 31, 1994, 1993 and 1992..................   F-7

    Consolidated Balance Sheets as of
    December 31, 1994 and 1993........................   F-8

    Notes to Consolidated Financial
    Statements........................................   F-9

    Independent Auditors' Report on
    Consolidated Financial Statements.................  F-16


Financial Statement Schedule:


  VIII    Reserves....................................  F-17


    Independent Auditors' Report on
    Financial Statement Schedule......................  F-18

    Supplementary Financial Information
    and Quarterly Data for the years
    ended December 31, 1994 and 1993..................  F-19

                                TAMBRANDS INC.
                            Selected Financial Data
                  ($ in thousands, except per share amounts)

Years ended December 31                        1994         1993 (a)      1992        1991 (a)       1990
                                               ----         ----          ----        ----           ----

Net sales                                  $644,513     $611,465      $684,113    $660,722       $631,511

Gross profit                                438,402      409,759       456,032     418,155        385,428

Marketing, selling and distribution         233,753      202,031       193,477     194,696        172,264

Administrative and general                   53,034       61,378        67,823      63,027         63,238

Restructuring and other charges                   -       30,042             -      30,348              -

Operating income                            151,615      116,308       194,732     130,134        149,926

Earnings before cumulative effect
  of accounting change                       89,729       73,702       122,409      79,035         97,768

Earnings before cumulative effect
  of accounting change per share               2.43         1.91          3.09        1.92           2.30

Average number of shares outstanding         36,992       38,632        39,640      41,216         42,524

Total assets                                379,075      362,398       372,981     390,266        381,029

Medium-term notes payable                    59,983       30,000             -           -              -

Dividends per share                            1.70         1.56          1.40        1.24           1.11

(a) Results and related financial data for 1993 and 1991 include Restructuring and other charges.

Management's Discussion and Analysis

Results of Operations

1994 vs. 1993 Consolidated Net sales for 1994 were $644.5 million, an increase of 5.4% from 1993. The increase was primarily due to higher worldwide unit sales, principally in the United States, driven by stabilization of retail trade inventories and the successful launch of two new products, Tampax Satin Touch and Tampax Lites. Sales volumes were also favorable in Europe where new products were launched in both the United Kingdom and France and in the developing markets of Russia and Ukraine.

Gross profit as a percent of Net sales was 68% for 1994, up from 67% in 1993. The increase in margin reflects the impact of higher sales volume along with the Company's continued support of its worldwide manufacturing efficiency programs and its capital expenditures for productivity improvements.

Marketing, selling and distribution expenses were up 15.7% compared with the prior year. The higher spending was primarily attributable to increased advertising and promotions worldwide to support the Tampax tampon franchise. This higher brand support was partially offset by reductions in overhead spending. In the United States, the Company regained market share throughout 1994 in the growing tampon category. Total year market share recovered to within 1% of 1993.

A 13.6% savings was experienced in Administrative and general expenses, principally due to the consolidation of international management units and on-going overhead reduction programs.

Increased sales volume combined with overhead savings was partially offset by increased brand support spending. This resulted in a 3.6% net improvement in Operating income versus 1993, exclusive of the 1993 restructuring charge.

Interest, net and other reflected a significant increase in expense in 1994 compared to 1993. Foreign exchange transactions resulted in costs in the current year versus gains in 1993. Additionally, interest expense was higher, reflecting an increase in the Company's debt level and higher average interest rates.

The effective tax rate for 1994 was 36.7%, compared to 37.9% in 1993. The higher effective tax rate in 1993 was primarily due to the restructuring charge, the cost of which was not fully deductible for tax purposes. Exclusive of the restructuring charge, the 1993 effective tax rate was 36.8%.

1994 Earnings per share were $2.43 in comparison to $1.64 in 1993. Earnings per share were the same as the prior year before the impact of the restructuring charge and adoption of SFAS No. 112 in 1993. The increase in Earnings per share was greater than that of Net earnings because fewer shares were outstanding on average in 1994 due to the Company's share repurchase program.

Outlook The Company believes that the recent trend by retailers and distributors to reduce inventories and the related adverse impact on shipments will continue in future periods. However, the rate of inventory reduction in future periods is expected to be significantly less than the rate of reduction in 1993 and therefore shipments are expected to more closely match retail sales, as they did in 1994.

The worldwide market for consumer products will continue to be highly competitive and disinflationary. Recently, competition has become more intense and management believes that such conditions could become even more competitive, including higher levels of advertising and promotional activities, additional new product introductions by competitors and continued activity in the private label tampon sector. The Company intends to continue to support the Tampax tampon franchise with highly competitive levels of advertising and promotional activities in the United States and Europe.

1993 vs. 1992 Consolidated Net sales for 1993 were $611.5 million, a decrease of 10.6% from 1992. The decrease was the result of lower unit sales in the United States and Europe, unfavorable foreign exchange rates in Europe and the elimination of non-core products. Volume shortfalls in 1993 were principally caused by a trend by US retailers and European distributors to reduce consumer goods inventory levels. The decline was partially offset by favorable pricing adjustments associated with the European restaging in 1992.

Gross profit as a percent of Net sales was 67% for 1993, up from 66.7% in 1992. This increase was attributable to elimination of the lower-margin sales of divested products and worldwide manufacturing efficiencies, partially offset by the impact of lower sales volume.

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

Operating income was $116.3 million in 1993, down $78.4 million from 1992. In addition to the restructuring charge of $30.0 million, the decline in Operating income was primarily due to the lower Net sales. Marketing, selling and distribution expenses increased 4.4% over 1992. The Company raised its level of advertising and promotional spending to support the Tampax brand in the face of increased competition and to regain market share in the second half of 1993. The increase in brand support was partially offset by reductions in the other components of Marketing, selling and distribution as well as lower administrative spending in 1993. These reductions were the result of the continuing program to reduce overhead expenses.

Interest, net and other improved by $5.2 million primarily due to net gains on foreign exchange contracts, somewhat mitigated by interest expense on increased borrowings.

The effective tax rate for 1993, exclusive of the restructuring charge, was 36.8%, compared to 36.2% in 1992.

Financial Condition

Cash Flows from Operating Activities 1994 Cash flows from operating activities amounted to $128.9 million versus $128.7 million in 1993. The improvement in Net earnings was combined with favorable working capital management and was partially offset by cash used to fund restructuring activities.

Over the past three years, Cash flows from operating activities totaled $353.4 million. These funds were used for the repurchase of Common Stock for treasury purposes, payment of dividends and capital expenditures.

Capital Expenditures The 1994 capital spending programs relate to investments in equipment to improve product quality and productivity, modernize production facilities and reduce costs. Over the past three years, the Company spent $139.2 million on capital improvements. 1995 spending levels are expected to approximate those of 1994.

Liquidity and Capital Resources During 1994, the Company continued to utilize its strong debt rating and a favorable financial climate to take advantage of low US interest rates through short-term bank credit lines and a commercial paper program. Additionally, the Company maintains a $150 million medium-term note facility of which $60 million was outstanding at December 31, 1994.

Cash flows from operations and the ability to borrow from a variety of sources will provide the Company with the liquidity to continue the investments necessary to meet the Company's long-term strategic goals.

The Company also utilizes cash resources to enhance shareholder value through the payment of dividends and its stock repurchase program. In 1994, record cash dividends of $62.7 million were paid.

This is the 43rd consecutive year of higher annual dividend payments. During the year, the Company spent $71.1 million in its Common Stock repurchase program. Since 1989, a total of 7,620,600 shares have been purchased. The Company will continue the share repurchase program as conditions warrant.

                      Consolidated Statements of Earnings
                        Tambrands Inc. and Subsidiaries

Years Ended December 31 (in thousands, except per share amounts)      1994        1993        1992
                                                                    --------   ---------   ---------
Net Sales                                                           $644,513   $ 611,465   $ 684,113
 Cost of products sold                                               206,111     201,706     228,081
                                                                    --------   ---------   ---------
Gross profit                                                         438,402     409,759     456,032
Selling, administrative and general expenses:
 Marketing, selling and distribution                                 233,753     202,031     193,477
 Administrative and general                                           53,034      61,378      67,823
 Restructuring and other charges                                          --      30,042          --
                                                                    --------   ---------   ---------
                                                                     286,787     293,451     261,300
                                                                    --------   ---------   ---------
Operating Income                                                     151,615     116,308     194,732
 Interest, net and other                                              (9,864)      2,344      (2,869)
                                                                    --------   ---------   ---------
Earnings before provision for income taxes and
 cumulative effect of accounting change                              141,751     118,652     191,863
Provision for income taxes                                            52,022      44,950      69,454
                                                                    --------   ---------   ---------
Earnings Before Cumulative Effect of Accounting Change                89,729      73,702     122,409
Cumulative effect of accounting change                                    --     (10,252)     (1,009)
                                                                    --------   ---------   ---------
Net Earnings                                                        $ 89,729   $  63,450   $ 121,400
                                                                    ========   =========   =========
 Average number of shares outstanding                                 36,992      38,632      39,640
Per Share
 Earnings before cumulative effect of accounting change                $2.43       $1.91       $3.09
 Cumulative effect of accounting change                                   --       (0.27)      (0.03)
                                                                    --------   ---------   ---------
 Net earnings                                                          $2.43       $1.64       $3.06
                                                                    ========   =========   =========

Consolidated Statements of Retained Earnings

Years Ended December 31 (in thousands, except per share amounts)        1994        1993        1992
                                                                    --------   ---------   ---------
Balance at beginning of year                                        $430,822   $ 433,851   $ 375,329
 Net earnings                                                         89,729      63,450     121,400
 Dividends                                                           (62,721)    (60,154)    (55,469)
 Net issuance of treasury stock in fulfillment of various
   employee benefit, stock option and award plans                       (759)     (6,325)     (7,409)
                                                                    --------   ---------   ---------
Balance at end of year                                              $457,071   $ 430,822   $ 433,851
                                                                    ========   =========   =========
Dividends per share                                                    $1.70       $1.56       $1.40

See accompanying notes to consolidated financial statements.

                     Consolidated Statements of Cash Flows
                        Tambrands Inc. and Subsidiaries

Years Ended December 31 (in thousands)                                  1994        1993        1992
                                                                    --------   ---------   ---------
Cash Flows from Operating Activities
Net earnings                                                        $ 89,729   $  63,450   $ 121,400
Adjustments to reconcile net earnings to net cash
provided by operating activities:
 Depreciation and amortization                                        24,284      18,372      17,315
 Deferred income taxes                                                 4,557      (3,400)     (3,414)
 Cumulative effect of accounting change                                   --      10,252       1,009
 Restructuring and other                                             (10,417)     14,946     (18,439)
 Change in:
   Accounts receivable                                                (2,224)     21,485      (4,017)
   Inventories and other current assets                                 (398)        456      (2,402)
   Taxes on income                                                     5,925       3,426     (12,695)
   Accounts payable and accrued expenses                              17,415        (256)     (2,958)
                                                                    --------   ---------   ---------
Net cash provided by operating activities                            128,871     128,731      95,799
                                                                    --------   ---------   ---------
Cash Flows from Investing Activities
Capital expenditures                                                 (38,470)    (45,636)    (55,125)
Proceeds from sales of property, plant and equipment                   2,093       3,686       7,343
Proceeds from sales of marketable securities, net                        639       1,164      14,243
                                                                    --------   ---------   ---------
Net cash used in investing activities                                (35,738)    (40,786)    (33,539)
                                                                    --------   ---------   ---------
Cash Flows from Financing Activities
Payment of dividends                                                 (62,721)    (60,154)    (55,469)
Purchase of shares for treasury                                      (71,118)    (57,946)   (123,451)
Short-term debt changes                                                6,149     (18,308)     72,316
Issuance of medium-term notes                                         29,983      30,000          --
Proceeds from exercise of stock options and other                      2,422      12,432      14,584
                                                                    --------   ---------   ---------
Net cash used in financing activities                                (95,285)    (93,976)    (92,020)
                                                                    --------   ---------   ---------
Effect of exchange rate changes on cash                                  730        (658)     (3,147)
                                                                    --------   ---------   ---------
Net decrease in cash and cash equivalents                             (1,422)     (6,689)    (32,907)
Cash and cash equivalents at beginning of year                        15,298      21,987      54,894
                                                                    --------   ---------   ---------
Cash and cash equivalents at end of year                            $ 13,876   $  15,298   $  21,987
                                                                    ========   =========   =========
Supplemental Cash Flow Information
 Income taxes paid                                                  $ 49,500   $  49,567   $  82,446
 Interest paid                                                         4,573       4,574       8,006
                                                                    --------   ---------   ---------

See accompanying notes to consolidated financial statements.

                          Consolidated Balance Sheets
                        Tambrands Inc. and Subsidiaries

December 31 (in thousands, except share data)                1994        1993
                                                        ---------   ---------
Assets
Current assets
 Cash and cash equivalents                              $  13,876   $  15,298
 Accounts receivable, net                                  80,593      75,592
 Inventories                                               37,957      38,000
 Deferred taxes on income                                  18,892      20,427
 Prepaid expenses and other current assets                 25,818      24,445
                                                        ---------   ---------
Total current assets                                      177,136     173,762
Property, plant and equipment, net                        194,315     180,396
Intangible and other assets                                 7,624       8,240
                                                        ---------   ---------
Total assets                                            $ 379,075   $ 362,398
                                                        =========   =========
Liabilities and Shareholders' Equity
Current liabilities
 Short-term borrowings                                  $  70,517   $  64,368
 Accounts payable                                          31,530      25,793
 Accrued expenses                                          80,381      81,083
 Taxes on income                                           20,732      15,137
                                                        ---------   ---------
Total current liabilities                                 203,160     186,381
Medium-term notes payable                                  59,983      30,000
Deferred taxes on income                                   21,450      17,119
Postemployment benefits                                    12,468      13,873
                                                        ---------   ---------
Total liabilities                                         297,061     247,373
Shareholders' equity
 Common Stock, authorized 300,000,000 shares, par
   value $.25 per share; issued 43,547,938 shares          10,887      10,887
 Retained earnings                                        457,071     430,822
 Cumulative foreign currency translation adjustment       (13,621)    (20,659)
 Treasury stock                                          (371,016)   (303,948)
 Unamortized value of restricted stock and pension
   costs                                                   (1,307)     (2,077)
                                                        ---------   ---------
Total shareholders' equity                                 82,014     115,025
                                                        ---------   ---------
Total liabilities and shareholders' equity              $ 379,075   $ 362,398
                                                        =========   =========

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements

Tambrands Inc. and subsidiaries (dollar amounts in thousands, except per share amounts)

  1  Accounting Policies

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. Where alternatives exist, the choices selected are described below.

Consolidation The 1994 and 1993 consolidated financial statements include the accounts of Tambrands Inc. and all majority owned subsidiaries (the "Company"). Prior to 1993, businesses in China, Russia and Ukraine were accounted for under the cost method and carried as Investments in affiliates. The financial results and positions of these businesses were consolidated in 1993. The effect of consolidation of these subsidiaries was not material to the financial statements as a whole; therefore, prior years were not restated.

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

Intangibles Intangible assets are amortized on a straight-line basis over periods not exceeding 40 years.

Income Taxes Deferred taxes are provided for differences between the financial statement and tax bases of assets and liabilities.

Provision has not been made for income taxes on foreign subsidiaries' unremitted earnings to the extent that such earnings have been reinvested in the business; any US income taxes payable on the distribution of available earnings should generally be offset by credits for foreign taxes paid.

Reclassifications Certain reclassifications have been made to prior years' financial statements to conform to the 1994 presentation.

  2  Balance Sheet Components

The components of certain balance sheet accounts at December 31 are as follows:

                                                        1994       1993
                                                      --------   --------
Accounts receivable, net
Accounts receivable trade                             $ 77,235   $ 75,798
Less allowance for doubtful accounts                     1,456      1,453
                                                      --------   --------
                                                        75,779     74,345
Other                                                    4,814      1,247
                                                      --------   --------
                                                      $ 80,593   $ 75,592
                                                      ========   ========
Inventories
Raw materials                                         $ 12,967   $ 10,140
Finished goods                                          24,990     27,860
                                                      --------   --------
                                                      $ 37,957   $ 38,000
                                                      ========   ========
Current cost of LIFO inventories                      $ 30,617   $ 26,837
Stated value of LIFO inventories                        14,713      9,838
                                                      --------   --------
Excess of current cost over stated value              $ 15,904   $ 16,999
                                                      ========   ========


                                                        1994       1993
                                                      --------   --------
Property, plant and equipment, net (at cost)
Buildings, leaseholds and improvements                $ 56,522   $ 51,907
Machinery, equipment and fixtures                      230,333    189,518
Land                                                     3,808      4,536
Construction in progress                                23,794     29,388
                                                      --------   --------
                                                       314,457    275,349
Less accumulated depreciation                          120,142     94,953
                                                      --------   --------
                                                      $194,315   $180,396
                                                      ========   ========
Intangible and other assets
Cost                                                  $ 14,066   $ 14,147
Less accumulated amortization                            6,442      5,907
                                                      --------   --------
                                                      $  7,624   $  8,240
                                                      ========   ========
Accrued expenses
Promotions                                            $ 27,723   $ 16,774
Salaries and benefits                                   25,480     24,691
Restructuring reserves                                   5,205     18,071
Other liabilities                                       21,973     21,547
                                                      --------   --------
                                                      $ 80,381   $ 81,083
                                                      ========   ========

  3  Statement of Earnings Information
                                                   1994       1993       1992
                                                --------   --------   --------
Interest, net and other
 Net financing:
   Interest income                              $  1,304   $    983   $  3,323
   Interest expense                               (7,645)    (4,890)    (8,567)
   Translation gain on
     foreign currency loans                           --         --      3,427
                                                --------   --------   --------
                                                  (6,341)    (3,907)    (1,817)
 Net realization on foreign
   currency transactions                          (3,449)     6,551       (462)
 Other                                               (74)      (300)      (590)
                                                --------   --------   --------
                                                $ (9,864)  $  2,344   $ (2,869)
                                                ========   ========   ========
Depreciation                                    $ 23,545   $ 17,570   $ 15,749
Research and development                          10,735      9,881     11,769

  4  Benefit Plans

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

The following table sets forth the funded status of the plans and the amounts recognized in the accompanying financial statements.

                                                    1994       1993
                                                --------   --------
Plan assets at fair value,
 primarily stocks and bonds                     $ 86,950   $ 91,242
                                                --------   --------
Actuarial present value of
 benefit obligations:
 Vested benefits                                  87,645     91,491
 Nonvested benefits                                4,749      6,120
                                                --------   --------
Accumulated benefit obligation                    92,394     97,611
Effect of projected future salary increases        7,949     11,723
                                                --------   --------
Projected benefit obligation                     100,343    109,334
                                                --------   --------
Projected benefit obligation in
 excess of plan assets                            13,393     18,092
Deferred actuarial adjustments                       412     (4,738)
Deferred prior service cost                       (3,527)    (3,907)
                                                --------   --------
Accrued pension cost included
 in accrued expenses                            $ 10,278   $  9,447
                                                ========   ========

At December 31, 1994 and 1993, the accumulated benefit obligation of the domestic plans exceeded plan assets by $9,962 and $10,251, respectively.

The net cost of pensions included in the Statements of earnings consists of:

                                                  1994       1993      1992
                                                --------   --------  --------
Service cost: benefits earned
 during the period                              $  5,045   $  4,940   $ 4,880
Interest cost on projected
 benefit obligation                                8,093      7,288     7,368
Actual return on plan assets                       3,375    (12,703)   (7,501)
Net amortization and deferral                    (10,289)     6,697       654
                                                --------   --------   -------
                                                $  6,224   $  6,222   $ 5,401
                                                ========   ========   =======

In 1994 and 1993, the discount rates used to determine the projected benefit obligation for the domestic plans were 8.5% and 7.5%, respectively, and the rates of increase in future compensation were 5% and 6%, respectively. For the international plans, the discount rates used to determine the projected benefit obligation were 9% in 1994 and 8% in 1993, and the rates of increase in future compensation ranged from 5.5% to 6% and 5.5% to 6.5% in 1994 and 1993, respectively. Expected long-term rates of return on plan assets ranged from 8.5% to 9.25% in both 1994 and 1993. Prior service costs arising from plan amendments are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under each plan.

As of January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," recognizing a charge to earnings of $16,000, amounting to $10,252 after tax or $0.27 per share. In 1992, the Company recognized the full amount of its estimated accumulated postretirement benefit obligation in accordance with the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The pre-tax charge to 1992 earnings was $1,627 with a net earnings effect of $1,009 or $0.03 per share. The after-tax amounts of these accounting changes have been reflected in the 1993 and 1992 Statements of earnings as a cumulative effect of accounting change. The incremental annual cost of accounting for postretirement and postemployment benefits under the new accounting methods is not material. The actuarial assumptions used to measure the cost of postretirement and postemployment benefits are consistent with those used to measure the cost of the pension plans.

The Company also sponsors a defined contribution 401(k) savings plan available to domestic employees who meet certain minimum age and service requirements. The plan, which is funded principally with the Company's Common Stock, includes provision for a discretionary contribution by the Company of up to 2% of each employee's covered earnings based on Company performance.

  5  Income Taxes

Provision for income taxes for the years ended December 31 has been made as follows:

                                     1994       1993      1992
                                  -------    -------   -------
Current:
 United States                    $47,866    $44,558   $65,885
 Foreign                             (401)     3,792     6,983
                                  -------    -------   -------
                                   47,465     48,350    72,868
Deferred:
 United States                      6,699     (3,915)   (3,154)
 Foreign                           (2,142)       515      (260)
                                  -------    -------   -------
                                    4,557     (3,400)   (3,414)
                                  -------    -------   -------
                                  $52,022    $44,950   $69,454
                                  =======    =======   =======

Changes in deferred taxes are due primarily to the restructuring provisions established in 1993.

The effective tax rates for 1994, 1993 and 1992 were 36.7%, 37.9% and 36.2%, respectively. The higher effective tax rate in 1993 was primarily due to the restructuring charge, the cost of which was not fully deductible for tax purposes. Exclusive of the restructuring charge's effect, the 1993 effective tax rate was 36.8%. The difference between the comparable effective tax rates and the statutory federal rate is principally due to state income taxes.

During 1994 and 1993, Shareholders' equity was credited for $76 and $1,330, respectively, for tax benefits relating to compensation expense for tax purposes in excess of the amounts recognized for financial reporting purposes.

In 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The adoption of the Statement did not have a material effect on Net earnings. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The components of the net deferred tax asset (liability) for the years ended December 31 are as follows:

                                           1994      1993
                                        -------   -------
Deferred tax assets:
 Employee benefits                      $ 5,320   $ 5,219
 Postemployment benefits                  4,208     5,748
 Intercompany transactions                4,785     2,263
 Restructuring                              223     6,879
 Accrued liabilities                      5,579     3,783
 Other                                    4,607     3,633
                                        -------   -------
                                         24,722    27,525
                                        =======   =======

Deferred tax liabilities:
 Property, plant and equipment           19,307    16,172
 Safe harbor leases                       6,816     7,490
 Other                                    1,157       555
                                        -------   -------
                                         27,280    24,217
                                        -------   -------
                                        $(2,558)  $ 3,308
                                        =======   =======

  6  Restructuring and Other Charges

In 1993, the Company announced a program to restructure its worldwide operations to improve efficiency and reduce costs. Its previous investments in technology enabled it to operate with reduced manufacturing and administrative overhead and fewer employees. As a result, the Company provided $30,042, or $20,273 after tax, for this restructuring and the cost of management changes caused by the adoption of a consolidated international management strategy. At December 31, 1994, the remaining accrual related primarily to committed severance plans and reflects longer severance obligations common in certain countries.

  7  Commitments and Contingencies

The Company's lease of its headquarters in White Plains, New York and European headquarters in the United Kingdom are non-cancelable operating leases. Certain computers and related equipment are held under capital leases with remaining terms of less than one year.

Future minimum lease payments under operating leases with terms in excess of one year amount to $5,061 in 1995, $4,173 in 1996, $3,534 in 1997, $3,418 in 1998
and $3,193 in 1999. Rent expense in 1994, 1993 and 1992 amounted to $4,270 , $5,027 and $4,031, respectively.

The Company has been named in product liability litigation and claims arising from the alleged association of tampons with Toxic Shock Syndrome. The cases seek compensatory and punitive damages in various amounts.

The Company and certain of its former officers have been named as defendants in certain shareholder lawsuits now consolidated into one action. The consolidated lawsuit has been certified as a federal securities fraud class action on behalf of all purchasers of the Company's Common Stock during the period from December 14, 1992 through April 28, 1993. The complaint seeks an unspecified amount of damages on behalf of the purported class.

The Company is involved, either as a named defendant or as the result of contractual indemnities, in litigation arising out of the operations of certain divested subsidiaries. Included in this litigation are a patent infringement action and an environmental matter.

There are certain other legal proceedings pending against the Company arising out of its normal course of business in which claims for monetary damages are asserted.

While it is not feasible to predict the outcome of these legal proceedings and claims with certainty, management is of the belief that any ultimate liabilities for damages either are covered by insurance or should not have a material adverse effect on the Company's financial position.

  8  Borrowings

The Company's Short-term borrowings consist of commercial paper and notes payable bearing interest at prevailing market rates and supported by bank lines of credit amounting to $150,000 at December 31, 1994 and 1993. Commercial paper borrowings at December 31, 1994 and 1993 were $57,201 and $48,425, with average annual interest rates at year-end of 5.6% and 3.4%, respectively, with maturities in the first quarter of the subsequent year. Notes payable at December 31, 1994 and 1993 totaled $13,316 and $15,943, at average annual rates outstanding throughout the year of 5.7% and 4.3%, respectively. Commitment fees to secure the lines of credit are not material.

In 1993, the Company established a $150,000 medium-term note facility. At December 31, 1994, $60,000 of these unsecured notes were outstanding, at interest rates ranging from 4.6% to 7.4%, with maturities varying from January 1997 to May 2004. At December 31, 1993, there were $30,000 of unsecured notes outstanding, at interest rates ranging from 5.5% to 5.6%, maturing in January 1999.

The terms of the borrowing facilities include various covenants which provide, among other things, for limitations on liens and the maintenance of a minimum debt service ratio. The Company was in compliance with such covenants at December 31, 1994.

  9  Financial Instruments

As part of its risk management program, the Company minimizes its exposure to foreign currency fluctuation through the use of forward exchange contracts and options. At December 31, 1994, there were no forward exchange contracts outstanding. Forward exchange contracts with face values of $50,627 were outstanding at December 31, 1993, the carrying value of which approximated market. The Company had foreign currency options with face values of $31,958 and $52,600 at December 31, 1994 and 1993, respectively, expiring in the subsequent year. The unamortized premiums are amortized to income over the option periods and amounted to $520 and $999 at December 31, 1994 and 1993, respectively.

Medium-term notes, carried at the discounted value of $59,983, had an estimated fair value of $54,500 at December 31, 1994. At December 31, 1993, the fair value of the notes approximated their carrying value of $30,000.

  10 Shareholders' Equity

Common Stock In 1992, the Company increased the number of authorized shares of Common Stock from 150 million to 300 million. Changes in outstanding shares for the years ended December 31 are as follows:

                               1994         1993         1992
                           ----------   ----------   ----------
Shares outstanding at
 beginning of year         38,292,952   39,162,634   40,647,529
Purchased for treasury     (1,718,700)  (1,187,100)  (1,856,200)
Issued for stock option
 and other employee
 plans from treasury           99,778      317,418      371,305
                           ----------   ----------   ----------
Shares outstanding
 at end of year            36,674,030   38,292,952   39,162,634
                           ==========   ==========   ==========
Shares held in treasury
 at end of year             6,873,908    5,254,986    4,385,304
                           ----------   ----------   ----------

The Company has stock option plans which provide for the granting of options to directors, officers and key employees to purchase shares of its Common Stock within ten years, at prices equal to or greater than the fair market value on the date of grant.

Activity for the years 1994, 1993 and 1992 is as follows:

                                                 Average                  Average                 Average
                                      Shares       Price        Shares      Price      Shares       Price
                                   ---------     -------     ---------    -------   ---------     -------
                                            1994                      1993                   1992
                                   ---------------------     --------------------   ---------------------
Options for Common Stock:
Outstanding at beginning of year   2,524,886      $51.36     2,755,451     $51.22   2,561,623      $46.07
Granted                              866,074       38.78       452,272      43.96     590,075       63.47
Cancelled                           (508,672)      51.94      (446,546)     54.04     (80,580)      53.35
Exercised                            (36,654)      27.57      (236,291)     30.42    (315,667)      31.76
                                   ---------      ------     ---------     ------   ---------      ------
Outstanding at end of year         2,845,634      $47.80     2,524,886     $51.36   2,755,451      $51.22
                                   =========      ======     =========     ======   =========      ======

At December 31, 1994 and 1993, respectively, there were options for 1,290,051 and 1,137,470 shares exercisable at average prices of $52.73 and $51.18 and there were 2,299,071 and 2,741,522 shares available for granting options.

Cumulative Foreign Currency Translation Adjustment Amounts credited (charged) to Shareholders' equity amounted to $7,038, ($10,073) and ($19,804) for the years ended December 31, 1994, 1993 and 1992, respectively.

Unamortized Value of Restricted Stock and Pension Costs Changes in the unamortized value of restricted stock represent charges for the market value of grants made during the year, offset by periodic amortization. Such net changes amounted to $4, ($577) and ($442) for the years ended December 31, 1994, 1993 and 1992, respectively. In 1994 and 1993, minimum pension liability adjustments, net of tax benefits, amounting to ($774) and $1,263, respectively, were reflected in Shareholders' equity.

  11 Segment and Geographic Information

The Company operates in one industry segment, personal care products. The Company markets these products around the world. Sales are made and credit is granted to drug, grocery, variety and discount stores and other comparable outlets, as well as to wholesalers and distributors in those trades. A small number of significant customers are financed through highly leveraged capital structures, making them particularly sensitive to market interest rate changes and other economic variables.

For the year ended December 31, 1994, the Company had a significant customer that accounted for 10.3% of the Company's Net sales. No single customer accounted for 10% or more of Net sales in prior years.

Information about the Company's operations in different geographic areas follows:

                                    1994       1993       1992
                                 --------   --------   --------
Net sales
 United States                   $381,975   $363,337   $393,494
 Europe                           195,748    182,854    204,114
 Other international               66,790     65,274     86,505
                                 --------   --------   --------
                                 $644,513   $611,465   $684,113
                                 ========   ========   ========
Operating income
 United States                   $142,931   $142,399   $167,571
 Europe                            27,112     31,347     55,018
 Other international               10,314      2,114      5,239
 Unallocated items, net           (28,742)   (29,510)   (33,096)
 Restructuring and
   other charges                        -    (30,042)         -
                                 --------   --------   --------
                                 $151,615   $116,308   $194,732
                                 ========   ========   ========
Identifiable assets at
 December 31
 United States                   $212,346   $197,546   $196,990
 Europe                           152,295    153,016    158,835
 Other international               14,434     11,836     17,156
                                 --------   --------   --------
                                 $379,075   $362,398   $372,981
                                 ========   ========   ========

Certain overhead costs are allocated to the geographic areas based on the anticipated benefit to be derived by the area. Restructuring and other charges of $30,042 reduced 1993 Operating income of the United States, Europe, Other international and Unallocated items, net by $2,237, $16,921, $1,781 and $9,103, respectively.

Independent Auditors' Report
KPMG
To the Board of Directors and Shareholders of Tambrands Inc.:

We have audited the accompanying consolidated balance sheets of Tambrands Inc. and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of earnings, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tambrands Inc. and subsidiaries as of December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, the Company changed its method for accounting for postemployment benefits in 1993 and for postretirement benefits in 1992.


KPMG PEAT MARWICK LLP
Stamford, Connecticut
January 24, 1995

                                                            SCHEDULE VIII


                        TAMBRANDS INC. AND SUBSIDIARIES
                                   RESERVES
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                               ($ in thousands)

                                                  1994    1993    1992
                                                 -----   -----   -----

Reserve deducted in the balance sheet
  from the asset to which it applies

Allowance for doubtful accounts:

Balance at beginning of period                   $1,453  $1,560  $1,580

Additions charged to cost and expenses               93     556     532

Reclassification of unrecoverable promotional
  allowance & other                                  11    (144)    (88)

Write-off of bad debts                             (101)   (519)   (464)
                                                 ------  ------  ------

Balance at end of period                         $1,456  $1,453  $1,560
                                                 ======  ======  ======

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Shareholders
Tambrands Inc.:

Under date of January 24, 1995, we reported on the consolidated balance sheets of Tambrands Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the annual report on Form 10-K for the year 1994. Our report refers to a change in accounting for postemployment benefits in 1993 and postretirement benefits in 1992. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)2 of the annual report on Form 10-K for the year 1994. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                      KPMG PEAT MARWICK LLP

Stamford, Connecticut
January 24, 1995

            Supplementary Financial Information and Quarterly Data
                                quarterly data
                                  (unaudited)

                                                        First          Second             Third           Fourth
                                                  --------------  --------------     --------------  --------------
(in millions, except per share amounts)             1994    1993    1994    1993(a)    1994    1993    1994    1993
                                                  ------  ------  ------  ------     ------  ------  ------  ------
Net sales                                         $139.2  $154.3  $165.6  $149.0     $175.3  $161.4  $164.4  $146.7
Gross profit                                        95.3   105.1   113.0   100.9      117.6   107.5   112.5    96.2
Net earnings before cumulative
 effect of accounting change                        22.0    32.2    20.0    (3.4)      25.0    23.8    22.7    21.1
   Per share                                        0.58    0.82    0.54   (0.09)      0.68    0.62    0.62    0.55
Net earnings                                        22.0    21.9    20.0    (3.4)      25.0    23.8    22.7    21.1
   Per share                                        0.58    0.56    0.54   (0.09)      0.68    0.62    0.62    0.55

(a) Results include Restructuring and other charges as described in the notes to the consolidated financial statements.

                               Index to Exhibits
                               -----------------


Exhibit
Number         Description
-------        -----------


3(4)           By-Laws of the Company, as amended.

10(9)(d) Employment Protection Agreement between the Company and Mr. Jerome B. Wainick, dated as of June 18, 1990, and First Amendment to Employment Protection Agreement between the Company and Mr. Jerome B. Wainick, dated as of October 16, 1990.

10(9)(e)       Employment Protection Agreement between the Company and Mr. Harry
               E. Raber, dated as of August 13, 1992.

10(10) Resolution of the Board of Directors of the Company with respect to the compensation of the Chairman of the Board, adopted on October 25, 1994.

10(11) Resolution of the Board of Directors of the Company with respect to the compensation of the Board, adopted on December 13, 1994.

10(14)         Annual Incentive Plan of the Company.

10(17) Letter Agreement between the Company and Mr. Thomas Soper, III, dated as of August 29, 1994.

10(18) Letter Agreement between the Company and Mr. Thomas J. Mason, dated as of October 18, 1994.

12             Computation of Ratio of Earnings to Fixed Charges.

21             Subsidiaries of the Company.

23             Independent Auditors' Consent.

24             Powers of attorney.

27             Financial Data Schedule

     The Company will furnish a copy of any exhibit to a shareholder requesting such exhibit in writing upon payment by the shareholder of a fee representing the Company's reasonable expenses in furnishing such exhibit.