Form 10-Q
period 1995-03-31
TAMBRANDS INC
filed 1995-05-15
CIK 96277

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                    ---------------------------------------


                                   FORM 10-Q
(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1995

                                       OR

   [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

   Commission file number 1-8714


                                TAMBRANDS INC.
                                --------------
            (Exact name of registrant as specified in its charter)


            Delaware                                13-1366500
            --------                                ----------
(State or other jurisdiction of                  (I.R.S. employer
 incorporation or organization)                identification no.)

777 Westchester Avenue, White Plains, New York           10604
- ----------------------------------------------           -----
(Address of principal executive offices)               (Zip code)

Registrant's telephone number,
including area code                              (914) 696-6000
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

  Common Stock, par value $.25 per share:    36,701,701 shares
                                            as of April 30, 1995

Index to Exhibits is set forth at page 10.

                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
- ----------------------------

                        TAMBRANDS INC. AND SUBSIDIARIES
           Consolidated Statements of Earnings and Retained Earnings
                  Three Months Ended March 31, 1995 and 1994
                   (in thousands, except per share amounts)
                                  (Unaudited)


                                                    Three Months Ended March 31
                                                    ---------------------------
                                                      1995               1994
                                                    --------           --------
Net sales                                           $166,947           $139,173
     Cost of products sold                            55,304             43,921
                                                    --------           --------
Gross profit                                         111,643             95,252

Selling, administrative and general expenses:
   Marketing, selling and distribution                58,684             44,322
   Administrative and general                         13,715             14,015
                                                    --------           --------
                                                      72,399             58,337
                                                    --------           --------

Operating income                                      39,244             36,915

     Interest, net and other                          (2,434)            (1,924)
                                                    --------           --------

Earnings before provision for income taxes            36,810             34,991

Provision for income taxes                            13,988             12,947
                                                    --------           --------

Net earnings                                          22,822             22,044

Retained earnings at beginning of period             457,071            430,822
                                                    --------           --------
                                                     479,893            452,866
                                                    --------           --------

Dividends                                             16,144             15,809
Net issuance of treasury stock                           (12)               (55)
                                                    --------           --------
                                                      16,132             15,754
                                                    --------           --------

Retained earnings at end of period                  $463,761           $437,112
                                                    ========           ========


Net earnings per share                                 $0.62              $0.58
                                                    ========           ========


Dividends per share                                    $0.44              $0.42
                                                    ========           ========
Average shares of common stock
   outstanding during the period                      36,685             37,715


See accompanying notes to consolidated financial statements on page 5.

                        TAMBRANDS INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     March 31, 1995 and December 31, 1994
                                (in thousands)

                                                  1995
                                               (Unaudited)      1994
                                               -----------    --------
ASSETS
- ------
Current assets
    Cash and cash equivalents                    $10,894       $13,876
    Accounts receivable, less allowance
      for doubtful accounts of $1,408
      in 1995 and $1,456 in 1994                  83,690        80,593
    Inventories
      Raw materials                               15,019        12,967
      Finished goods                              30,479        24,990
                                                --------      --------
                                                  45,498        37,957
    Deferred taxes on income                      18,349        18,892
    Prepaid expenses and other current assets     25,864        25,818
                                                --------      --------
Total current assets                             184,295       177,136
Property, plant and equipment                    320,885       314,457
    Less accumulated depreciation               (124,190)     (120,142)
                                                --------      --------
                                                 196,695       194,315
Intangible and other assets                        7,214         7,624
                                                --------      --------
Total assets                                    $388,204      $379,075
                                                ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities
    Short-term borrowings                        $67,513       $70,517
    Accounts payable                              31,708        31,530
    Accrued expenses                              73,044        80,381
    Taxes on income                               29,489        20,732
                                                --------      --------
Total current liabilities                        201,754       203,160
Medium-term notes payable                         59,985        59,983
Deferred taxes on income                          21,721        21,450
Postemployment benefits                           12,388        12,468
                                                --------      --------
Total liabilities                                295,848       297,061
Shareholders' equity
    Common Stock                                  10,887        10,887
    Retained earnings                            463,761       457,071
    Cumulative foreign currency
     translation adjustment                      (10,609)      (13,621)
    Treasury stock                              (370,243)     (371,016)
    Unamortized value of restricted
     stock and pension costs                      (1,440)       (1,307)
                                                --------      --------
Total shareholders' equity                        92,356        82,014
                                                --------      --------
Total liabilities and shareholders' equity      $388,204      $379,075
                                                ========      ========

See accompanying notes to consolidated financial statements on page 5.

                        TAMBRANDS INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1995 and 1994
                                (in thousands)
                                  (Unaudited)


                                                        1995         1994
                                                      -------      -------
Cash Flows from Operating Activities
Net earnings                                          $22,822      $22,044
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                        6,058        5,566
   Deferred income taxes                                  718          190
   Restructuring and other                             (1,429)        (937)
   Change in:
       Accounts receivable                             (1,232)       2,980
       Inventories and other current assets            (3,253)      (4,011)
       Taxes on income                                  8,558       14,099
       Accounts payable and accrued expenses           (8,728)      (1,118)
                                                      -------      -------

Net cash provided by operating activities              23,514       38,813
                                                      -------      -------

Cash Flows from Investing Activities
Capital expenditures                                   (8,034)     (10,586)
Proceeds from sales of property, plant
  and equipment                                           580        1,269
                                                      -------      -------

Net cash used in investing activities                  (7,454)      (9,317)
                                                      -------      -------

Cash Flows from Financing Activities
Payment of dividends                                  (16,144)     (15,809)
Purchase of shares for treasury                             -      (53,752)
Short-term debt changes                                (3,004)      22,376
Issuance of medium-term notes                               -       19,977
Proceeds from exercise of stock options and other         558          351
                                                      -------      -------

Net cash used in financing activities                 (18,590)     (26,857)
                                                      -------      -------

Effect of exchange rate changes on cash                  (452)          21
                                                      -------      -------

Net (decrease) increase in cash and cash equivalents   (2,982)       2,660

Cash and cash equivalents at beginning of period       13,876       15,298
                                                      -------      -------
Cash and cash equivalents at end of period            $10,894      $17,958
                                                      =======      =======

See accompanying notes to consolidated financial statements on page 5.

Notes to Consolidated Financial Statements
- ------------------------------------------

1. The financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained therein, and are subject to audit and adjustment at the end of the fiscal year, with the exception of the Consolidated Balance Sheet at December 31, 1994, which has been derived from the audited financial statements at that date.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- -------  -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
- ---------------------

First-quarter Net sales of $166.9 million represent a 20% increase over the same period in 1994. This was principally due to higher worldwide unit volumes, particularly in the United States, resulting from positive acceptance of the new Tampax Satin Touch product, a bonus pack consumer promotion and increased marketing support levels. The comparative sales volume in the first quarter of 1994 was relatively weak primarily due to reduction in trade customer inventories. The impact of higher volume was augmented by favorable foreign exchange translation caused by the weakening of the U.S. dollar.

Gross profit as a percent of Net sales was 66.9% for the first quarter versus 68.4% for the corresponding period of 1994. The lower margin in the current year is primarily due to a change in the mix of products and package sizes, the bonus pack consumer promotion and manufacturing inefficiencies caused by the strong first-quarter volume.

Marketing, selling and distribution expenses were 32.4% above the first quarter of 1994. The elevated spending levels principally reflect support of the Satin Touch launch in the United States and overall stronger levels of support in Europe and Asia/Pacific against a relatively low base in the first quarter of 1994. The tampon category grew in the United States during the current period and Tampax market shares exhibited improvements over the first quarter in the prior year.

Operating income for the three months rose 6.3% from 1994 as a result of the higher unit sales, partially offset by the lower margin and increase in marketing support levels discussed above.

Interest, net and other reflected $.5 million increased expense over the first quarter of 1994. Higher net interest costs were the result of a rise in average interest rates.

The three months' effective tax rate was 38% versus 37% in the same period of 1994. The increase is primarily due to changes in the mix of domestic and foreign taxable income, at varying rates.

Earnings per share for the first quarter were $.62 compared to $.58 in the corresponding period of 1994. Earnings per share increased at a higher rate than Net earnings because the Company's share repurchase program reduced the average number of shares outstanding.


Outlook
- -------

The worldwide market for consumer products will continue to be highly competitive and disinflationary. The Company expects a heightened level of advertising and promotional activities and new product introductions from competitors, along with continued activity in the private label sector. The Company intends to proceed with its aggressive support of the Tampax tampon franchise with highly competitive levels of advertising and promotional activities in the United States and Europe. As consumers continue to focus on value-priced goods, management expects current pricing pressures to be ongoing.

The cost of manufacturing may be impacted by escalating raw material costs. Management intends to continue with productivity initiatives to attempt to mitigate the effect of raw material cost increases.


Financial Condition
- -------------------

At March 31, 1995, there was a working capital deficit of $17.5 million compared to a deficit of $26.0 million at December 31, 1994. Cash flows from operating activities in the first quarter were $23.5 million versus $38.8 million in the prior year. The net increase in working capital and reduction in cash flows from operating activities are primarily attributable to pension plan funding in 1995, the timing of tax payments and a build up of inventory in preparation for second-quarter promotions.

Capital expenditures of $8.0 million represent the Company's continued investment in equipment to improve product quality and productivity, modernize production facilities and reduce costs. Spending levels in 1995 are expected to approximate those of 1994.

The Company anticipates that its future cash requirements will be met by its cash flows from operations and the ability to borrow from a variety of sources.

At March 31, 1995, total Shareholders' equity was $92.4 million compared with $82.0 million at December 31, 1994. The net increase in Retained earnings of $6.7 million was augmented by a $3.0 million reduction in cumulative translation adjustments.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.  Legal Proceedings
- -------  -----------------

The Company or a subsidiary is a defendant in a small number of product liability lawsuits based on allegations that toxic shock syndrome ("TSS") was contracted through the use of tampons. A small number of pre-suit claims involving similar TSS allegations have also been asserted. The damages alleged vary from case to case and often include claims for punitive damages. One TSS lawsuit, served on the Company in July 1994, purports to be a class action on behalf of all women who have contracted TSS through the use of tampons. The Company is vigorously contesting the plaintiffs' motion for class certification, as well as the allegations contained in the plaintiffs' complaint.

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

Items 2, 3, 4 and 5 of Part II have been omitted since either the Company's response to the Item would be negative or the Item is inapplicable.

Item 6.  Exhibits and Reports on Form 8-K
- ------   --------------------------------

a)   Exhibits
     --------

Exhibit
Number         Description
- -------        -----------

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

3(3) Certificate of Amendment of Certificate of Incorporation of the Company, dated April 28, 1992, filed May 15, 1992, as Exhibit 4(2) to the Company's Report on Form 10-Q for the quarter ended March 31, 1992, incorporated herein by reference.

3(4)           By-Laws of the Company, as amended, filed March 31, 1995 as
               Exhibit 3(4) to the Company's Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

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

10(1) 1981 Annual Incentive Plan of the Company, as amended through March 30, 1995, filed herewith.

12 Computation of Ratio of Earnings to Fixed Charges, filed herewith.

27 Financial Data Schedules, filed herewith (in electronic format only).

Exhibits 2, 11, 15, 18, 19, 22, 23, 24 and 99 have been omitted as inapplicable.

b)   Reports on Form 8-K
     -------------------

  The Company filed a Report under Item 5 of Form 8-K on February 3, 1995 in order to file a press release, issued by the Company on February 1, 1995, which contained the Company's fourth-quarter 1994 results.

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



Date: May 10, 1995
      ------------