Form 10-Q
period 1995-06-30
TAMBRANDS INC
filed 1995-08-14
CIK 96277

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                    ---------------------------------------

                                   FORM 10-Q
(Mark One)

 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1995

                                      OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 Commission file number 1-8714


                                TAMBRANDS INC.
                   ----------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                13-1366500
            --------                                ----------
(State or other jurisdiction of                  (I.R.S. employer
 incorporation or organization)                 identification no.)

777 Westchester Avenue, White Plains, New York           10604
----------------------------------------------           -----
(Address of principal executive offices)               (Zip code)

Registrant's telephone number,
including area code                              (914) 696-6000
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

  Common Stock, par value $.25 per share:    36,633,767 shares
                                            as of July 31, 1995

Index to Exhibits is set forth at page 10.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
------- --------------------

                        TAMBRANDS INC. AND SUBSIDIARIES
           Consolidated Statements of Earnings and Retained Earnings
               Three and Six Months Ended June 30, 1995 and 1994
                   (in thousands, except per share amounts)
                                  (Unaudited)


                                                                           Three Months Ended June 30      Six Months Ended June 30
                                                                           --------------------------      ------------------------
                                                                             1995            1994            1995            1994
                                                                           --------        --------        --------        --------
Net sales                                                                  $176,338        $165,624        $343,285        $304,797
     Cost of products sold                                                   58,428          52,590         113,732          96,511
                                                                           --------        --------        --------        --------
Gross profit                                                                117,910         113,034         229,553         208,286

Selling, administrative and general expenses:
     Marketing, selling and distribution                                     66,604          65,251         125,288         109,573
     Administrative and general                                              13,907          13,557          27,622          27,572
                                                                           --------        --------        --------        --------
                                                                             80,511          78,808         152,910         137,145
                                                                           --------        --------        --------        --------

Operating income                                                             37,399          34,226          76,643          71,141

     Interest, net and other                                                 (2,594)         (2,468)         (5,028)         (4,392)

     Litigation charge                                                      (11,396)             --         (11,396)             --
                                                                           --------        --------        --------        --------


Earnings before provision for income taxes                                   23,409          31,758          60,219          66,749

Provision for income taxes                                                   10,372          11,751          24,360          24,698
                                                                           --------        --------        --------        --------

Net earnings                                                                 13,037          20,007          35,859          42,051

Retained earnings at beginning of period                                    463,761         437,112         457,071         430,822
                                                                           --------        --------        --------        --------
                                                                            476,798         457,119         492,930         472,873
                                                                           --------        --------        --------        --------

Dividends                                                                    16,112          15,375          32,256          31,184
Net issuance of treasury stock                                                  (54)            352             (66)            297
                                                                           --------        --------        --------        --------
                                                                             16,058          15,727          32,190          31,481
                                                                           --------        --------        --------        --------

Retained earnings at end of period                                         $460,740        $441,392        $460,740        $441,392
                                                                           ========        ========        ========        ========
Net earnings per share                                                        $0.36           $0.54           $0.98           $1.13
                                                                           ========        ========        ========        ========


Dividends per share                                                           $0.44           $0.42           $0.88           $0.84
                                                                           ========        ========        ========        ========

Average shares of Common Stock
     outstanding during the period                                           36,656          36,781          36,667          37,284

See accompanying notes to consolidated financial statements on page 5.

                        TAMBRANDS INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                      June 30, 1995 and December 31, 1994
                                (in thousands)

                                                                                        1995
                                                                                     (Unaudited)          1994
                                                                                     -----------        ---------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                          $ 11,552         $ 13,876
    Accounts receivable, less allowance
      for doubtful accounts of $1,435
      in 1995 and $1,456 in 1994                                                        115,651           80,593
    Inventories:
      Raw materials                                                                      15,133           12,967
      Finished goods                                                                     34,341           24,990
                                                                                      ---------         --------
                                                                                         49,474           37,957
    Deferred taxes on income                                                             18,380           18,892
    Prepaid expenses and other current assets                                            25,100           25,818
                                                                                      ---------         --------
Total current assets                                                                    220,157          177,136
Property, plant and equipment                                                           333,495          314,457
    Less accumulated depreciation                                                      (130,514)        (120,142)
                                                                                      ---------         --------
                                                                                        202,981          194,315
Intangible and other assets                                                               7,024            7,624
                                                                                      ---------         --------
Total assets                                                                           $430,162         $379,075
                                                                                      =========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Short-term borrowings                                                              $ 95,623         $ 70,517
    Accounts payable                                                                     39,085           31,530
    Accrued expenses                                                                     91,385           80,381
    Taxes on income                                                                      17,826           20,732
                                                                                      ---------         --------
Total current liabilities                                                               243,919          203,160
Medium-term notes payable                                                                65,543           59,983
Deferred taxes on income                                                                 22,522           21,450
Postemployment benefits                                                                  12,053           12,468
                                                                                      ---------         --------
Total liabilities                                                                       344,037          297,061
Shareholders' equity:
    Common Stock                                                                         10,887           10,887
    Retained earnings                                                                   460,740          457,071
    Cumulative foreign currency translation adjustment                                  (10,374)         (13,621)
    Treasury stock                                                                     (373,791)        (371,016)
    Unamortized value of restricted stock and pension costs                              (1,337)          (1,307)
                                                                                      ---------         --------
Total shareholders' equity                                                               86,125           82,014
                                                                                      ---------         --------
Total liabilities and shareholders' equity                                             $430,162         $379,075
                                                                                      =========         ========

See accompanying notes to consolidated financial statements on page 5.

                        TAMBRANDS INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 1995 and 1994
                                (in thousands)
                                  (Unaudited)


                                                                                1995             1994
                                                                              --------         --------
Cash Flows from Operating Activities:
Net earnings                                                                   $35,859          $42,051
Adjustments to reconcile Net earnings to Net
  Cash Provided by Operating Activities:
   Depreciation and amortization                                                12,403           11,424
   Deferred income taxes                                                         1,489               65
   Litigation charge                                                             8,686               --
   Restructuring and other                                                      (2,551)          (6,301)
   Change in:
       Accounts receivable                                                     (25,850)         (14,656)
       Inventories                                                             (10,705)          (2,007)
       Prepaid expenses and other current assets                                   768            2,487
       Taxes on income                                                            (369)           6,874
       Accounts payable and accrued expenses                                     1,081           14,144
                                                                               -------          -------

Net Cash Provided by Operating Activities                                       20,811           54,081
                                                                               -------          -------

Cash Flows from Investing Activities:
Capital expenditures                                                           (18,359)         (18,866)
Proceeds from sales of property, plant
  and equipment                                                                    427            1,750
Proceeds from sales of marketable securities                                        --              639
                                                                               -------          -------

Net Cash Used in Investing Activities                                          (17,932)         (16,477)
                                                                               -------          -------

Cash Flows from Financing Activities:
Payment of dividends                                                           (32,256)         (31,184)
Purchase of shares for treasury                                                 (4,326)         (68,458)
Short-term debt changes                                                         25,106           30,482
Issuance of Medium-Term Notes                                                    5,555           29,979
Proceeds from exercise of stock options and other                                1,414              961
                                                                               -------          -------

Net Cash Used in Financing Activities                                           (4,507)         (38,220)
                                                                               -------          -------

Effect of Exchange Rate Changes on Cash                                           (696)             526
                                                                               -------          -------

Net Decrease in Cash and Cash Equivalents                                       (2,324)             (90)

Cash and Cash Equivalents at Beginning of Period                                13,876           15,298
                                                                               -------          -------
Cash and Cash Equivalents at End of Period                                     $11,552          $15,208
                                                                               =======          =======

See accompanying notes to consolidated financial statements on page 5.

Notes to Consolidated Financial Statements
------------------------------------------

1.  The financial statements reflect all adjustments that, in the   opinion of
management, are necessary for a fair presentation   of the information contained
therein, and are subject to audit   and adjustment at the end of the fiscal
year, with the   exception of the Consolidated Balance Sheet at December 31,
1994, which has been derived from the audited financial statements at that date.


2. In the second quarter, the Company provided $11.4 million ($8.7 million after tax) for expenses related to several legal proceedings related to previously divested non-tampon businesses and for a securities class action filed in 1993.



Item 2.    Management's Discussion and Analysis of Financial
-------    --------------------------------------------------
           Condition and Results of Operations
           -----------------------------------

Results of Operations
---------------------

Second-quarter Net sales of $176.3 million increased 6% compared with the same period of the prior year. The increase was primarily due to higher worldwide unit sales volumes, particularly in Europe, principally as a result of the stabilization of the U.K. sales volumes and the success of the Tampax Satin product in France, launched late in 1994. The impact, primarily in the United States, of a change in sales mix to include more value-priced pack sizes and products was mitigated by the continuing benefit of a weakened U. S. dollar. For the six months ended June 30, Net sales were up 13% compared with the first half of 1994. Strong sales volumes in the United States and Europe were augmented by favorable foreign exchange translations, but partially offset by lower average prices due to the sales mix.

Gross profit as a percent of Net sales was 66.9% for both the second quarter and six months of 1995 versus 68.2% and 68.3% for the corresponding periods of 1994. This reduction in both periods is principally due to product mix changes and increasing costs for raw and packaging materials.

Marketing, selling and distribution expenses were 2% and 14% above the second quarter and first half of 1994, respectively. The comparatively higher spending levels in the six month period of 1995 reflect support of the Satin Touch launch in the United States in the first quarter of 1995 and overall stronger levels of promotional support in Europe, Latin America and Asia/Pacific against a relatively low base in the first quarter of 1994. The tampon category grew in the United States during the current periods and Tampax market shares exhibited improvements over the prior year.

Administrative and general expenses continued to be relatively flat versus comparable periods of the prior year as the result of management's continuing efforts to contain overhead costs.

Operating income for the three and six months rose 9% and 8%, respectively, from 1994. The increase for the quarter was principally attributable to higher unit sales, partially offset by the lower gross profit discussed earlier but assisted by favorable foreign exchange translations. In addition to these factors, the increased brand support levels reduced the favorability in the first half of 1995.

Interest, net and other were approximately equal with prior years due to a rise in average interest rates, partially offset by lower foreign exchange costs.

In the second quarter of 1995, the Company provided $11.4 million, for several previously disclosed legal proceedings related to previously divested non-tampon businesses and for settlement of a securities class action filed in 1993.

The effective tax rate was 44% and 40%, respectively, for the second quarter and six month periods of 1995 versus 37% for both periods of 1994. The higher effective tax rates in 1995 were primarily due to the litigation charge, the cost of which is not fully deductible for tax purposes. Exclusive of the litigation charge, the 1995 effective tax rate would have been 38% for the six month period. The increase exclusive of the litigation charge, is primarily due to the mix of domestic and foreign taxable income, at varying rates.

Earnings per share were $.36 and $.98 for the second quarter and six months, respectively, versus $.54 and $1.13 for the comparable periods of the prior year. The decline in Earnings per share for both the quarter and the half-year was due to the litigation charge. Exclusive of the litigation charge, Earnings per share would have been $.59 and $1.21, respectively, for the second quarter and first six months of 1995. Earnings per share excluding the litigation charge increased at a higher rate than Net earnings because fewer shares were outstanding on average during the periods.

Outlook
-------
The worldwide market for consumer products will continue to be highly competitive and disinflationary. The Company expects a heightened level of advertising and promotional activities and new product introductions from competitors, along with continued activity in the private label sector. The Company will be relaunching an upgraded version of its original and best selling Tampax tampon line in the United States in the Fall of 1995, and intends to proceed with its aggressive support of the Tampax tampon franchise with highly competitive levels of advertising and promotional activities in the United States and Europe. As consumers continue to focus on value-priced goods, management expects current pricing pressures to be ongoing.

The cost of manufacturing likely will continue to be impacted by escalating material costs. Management intends to continue with productivity initiatives to attempt to mitigate the effect of manufacturing cost increases.

Financial Condition
-------------------
At June 30, 1995 there was a working capital deficit of $23.8 million compared with a deficit of $26.0 million at the prior year end. The net reduction in the working capital deficit primarily reflects higher accounts receivable on strong sales in the current period and expected recoveries from insurance, offset by increased short-term borrowings. Additionally, inventories were increased to support the relaunch of the improved Tampax product and to smooth manufacturing throughput.

Capital expenditures of $18.4 million represent the Company's continued investment in equipment to improve product quality and productivity, modernize production facilities and reduce costs. Spending levels in 1995 are expected to approximate those of 1994.

In the second quarter, the Company utilized $4.3 million to acquire shares for treasury purposes in its Common Stock repurchase program. The repurchase program will continue as conditions warrant.

The Company anticipates that its future cash requirements will be met by its cash flows from operations and the ability to borrow from a variety of sources.

At June 30, 1995 total Shareholders' equity was $86.1 million compared with $82.0 million at December 31, 1994. The net increase in Retained earnings of $3.7 million was augmented by a $3.2 million reduction in cumulative translation adjustments and offset by the effect of treasury stock activity, driven by the share repurchase program.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.  Legal Proceedings
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

The Company and three of its former officers were named as defendants in certain shareholder lawsuits filed in 1993 in the United States District Court for the Southern District of New York and consolidated under the caption In Re Tambrands
                                                                 ---------------
Inc. Securities Litigation.  The parties stipulated to the certification of the
--------------------------
consolidated lawsuit as a class action on behalf of all purchasers of the Company's common stock during the period December 14, 1992 through April 28, 1993. The complaint alleged that the Company's disclosures during the class period contained material misstatements and omissions concerning its anticipated future earnings and thereby allegedly violated Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934. As announced on July 14, 1995, plaintiffs and defendants in this litigation have reached agreement on settlement, subject to court approval.

The Company was a nominal defendant in three purported shareholder derivative lawsuits filed in the Supreme Court of the State of New York for Westchester County and consolidated into a single action. Named collectively in the consolidated complaint as individual defendants were the Company's directors (other than Mr. Fogarty), certain former directors and three of its former officers. The complaint alleged that the officer-defendants exposed the Company to liability in the shareholder class action described in the preceding paragraph and misappropriated corporate opportunities by trading in the Company's stock on the basis of nonpublic information. One of the former officers was also alleged to have received improper reimbursements from the Company for alleged personal expenses. The director-defendants were alleged to have acquiesced in the aforesaid alleged violations. The complaint sought to recover on behalf of the Company an unspecified amount of damages from the individual defendants. No relief was sought against the Company. In September 1994, the Court granted defendants' motion to dismiss the complaint for failure to make a demand upon the Board of Directors. Plaintiffs have appealed the dismissal.

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

Items 2, 3 and 5 of Part II have been omitted since either the Company's response to the Item would be negative or the Item is inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

At the Annual Meeting of Shareholders held on April 25, 1995, the shareholders of the Company elected 11 directors for a one-year term and approved the Company's 1995 Directors Stock and Deferred Compensation Plan. The number of votes cast at such meeting with respect to each of these matters is as follows:

                          Votes       Votes     Votes                   Broker
Matter                     For       Against   Withheld  Abstentions  Non-Votes
----------------------  ----------  --------   --------  -----------  ---------
Election of Directors
----------------------

Lilyan H. Affinito      32,778,749             241,435
Paul S. Doherty         32,429,951             590,223
Edward T. Fogarty       32,881,068             139,116
Floyd Hall              32,841,548             178,636
Robert P. Kiley         32,843,096             177,088
John Loudon             32,842,240             177,944
Ruth M. Manton          32,803,774             216,410
John A. Meyers          32,840,719             179,465
H.L. Tower              32,820,890             199,294
Howard B. Wentz, Jr.    32,818,065             202,119
Robert M. Williams      32,853,546             166,638

Approval of 1995
Directors Stock
and Deferred
Compensation Plan       27,058,297  5,584,112             377,775
-----------------

Further information regarding these matters is set forth in the Company's proxy statement, dated March 10, 1995, and is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

a)   Exhibits
     --------

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

           10(1) 1995 Directors Stock and Deferred Compensation Plan, effective as of July 1, 1995, included as Exhibit A to the Company's Proxy Statement, dated March 10, 1995, for the annual meeting of shareholders held on April 25, 1995, incorporated herein by reference.

           10(2) Resolution of the Board of Directors of the Company with respect to the compensation of the Chairman of the Board, adopted on April 25, 1995, filed herewith.

           10(3) Amendment No. 1, dated as of May 5, 1995, to the Amended and Restated Credit Agreement, dated as of September 6, 1994, by and among the Company, Tambrands Limited, the signatory banks thereto and The Bank of New York, as agent, filed herewith.

           12 Computation of Ratio of Earnings to Fixed charges, filed herewith.

           27 Financial Data Schedules, filed herewith (in electronic format only).

Exhibits 2, 11, 15, 18, 19, 22, 23, 24 and 99 have been omitted as inapplicable.

b)   Reports on Form 8-K
--   -------------------

     The Company filed a Report under Item 5 of Form 8-K on April 28, 1995 in order to file a press release, issued by the Company on April 25, 1995, which contained the Company's first-quarter 1995 results.

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



Date: August 11, 1995
      ---------------