Form 10-Q
period 1995-09-30
TAMBRANDS INC
filed 1995-11-14
CIK 96277

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                    ---------------------------------------

                                 FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1995

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
                                            Yes   x  .   No      .
                                                -----      ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common Stock, par value $.25 per share:   36,685,538 shares
                                        as of October 31, 1995
Index to Exhibits is set forth at page 9.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                        TAMBRANDS INC. AND SUBSIDIARIES
           Consolidated Statements of Earnings and Retained Earnings
            Three and Nine Months Ended September 30, 1995 and 1994
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                   Three Months Ended              Nine Months Ended
                                                      September 30                    September 30
                                              ----------------------------    ----------------------------
                                                  1995            1994            1995            1994
                                              ------------    ------------    ------------    ------------
Net sales                                        $178,116        $175,336        $521,401        $480,133
     Cost of products sold                         61,288          57,733         175,020         154,244
                                              ------------    ------------    ------------    ------------
Gross profit                                      116,828         117,603         346,381         325,889

Selling, administrative and general expenses:
     Marketing, selling and distribution           57,892          62,581         183,180         172,154
     Administrative and general                    13,701          12,690          41,323          40,262
                                              ------------    ------------    ------------    ------------
                                                   71,593          75,271         224,503         212,416
                                              ------------    ------------    ------------    ------------

Operating income                                   45,235          42,332         121,878         113,473

     Interest, net and other                       (2,301)         (2,613)         (7,329)         (7,005)
     Litigation charge                                 --              --         (11,396)             --
                                              ------------    ------------    ------------    ------------

Earnings before provision for income taxes         42,934          39,719         103,153         106,468

Provision for income taxes                         16,228          14,695          40,588          39,393
                                              ------------    ------------    ------------    ------------

Net earnings                                       26,706          25,024          62,565          67,075

Retained earnings at beginning of period          460,740         441,392         457,071         430,822
                                              ------------    ------------    ------------    ------------
                                                  487,446         466,416         519,636         497,897
                                              ------------    ------------    ------------    ------------

Dividends                                          16,125          15,397          48,381          46,581
Net issuance of treasury stock                        639             400             573             697
                                              ------------    ------------    ------------    ------------
                                                   16,764          15,797          48,954          47,278
                                              ------------    ------------    ------------    ------------

Retained earnings at end of period               $470,682        $450,619        $470,682        $450,619
                                              ============    ============    ============    ============

Net earnings per share                              $0.73           $0.68           $1.71           $1.81
                                              ============    ============    ============    ============

Dividends per share                                 $0.44           $0.42           $1.32           $1.26
                                              ============    ============    ============    ============
Average shares of Common Stock
     outstanding during the period                 36,640          36,645          36,661          37,090

See accompanying notes to consolidated financial statements on page 5.

                        TAMBRANDS INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                   September 30, 1995 and December 31, 1994
                                (in thousands)


                                                                1995
                                                            (Unaudited)          1994
                                                            ------------     ------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                   $17,553          $13,876
    Accounts receivable, less allowance
      for doubtful accounts of $1,478
      in 1995 and $1,456 in 1994                                114,081           80,593
    Inventories:
      Raw materials                                              17,706           12,967
      Finished goods                                             27,462           24,990
                                                            ------------     ------------
                                                                 45,168           37,957
    Deferred taxes on income                                     16,750           18,892
    Prepaid expenses and other current assets                    26,720           25,818
                                                            ------------     ------------
Total current assets                                            220,272          177,136
Property, plant and equipment                                   340,591          314,457
    Less accumulated depreciation                              (135,733)        (120,142)
                                                            ------------     ------------
                                                                204,858          194,315
Intangible and other assets                                       6,171            7,624
                                                            ------------     ------------
Total assets                                                   $431,301         $379,075
                                                            ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Short-term borrowings                                       $78,171          $70,517
    Accounts payable                                             35,991           31,530
    Accrued expenses                                             90,991           80,381
    Taxes on income                                              24,212           20,732
                                                            ------------     ------------
Total current liabilities                                       229,365          203,160
Medium-term obligations                                          71,302           59,983
Deferred taxes on income                                         21,892           21,450
Postemployment benefits                                          12,003           12,468
                                                            ------------     ------------
Total liabilities                                               334,562          297,061
Shareholders' equity:
    Common Stock                                                 10,887           10,887
    Retained earnings                                           470,682          457,071
    Cumulative foreign currency translation adjustment          (12,574)         (13,621)
    Treasury stock                                             (371,015)        (371,016)
    Unamortized value of restricted stock and pension costs      (1,241)          (1,307)
                                                            ------------     ------------
Total shareholders' equity                                       96,739           82,014
                                                            ------------     ------------
Total liabilities and shareholders' equity                     $431,301         $379,075
                                                            ============     ============


See accompanying notes to consolidated financial statements on page 5.

                        TAMBRANDS INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1995 and 1994
                                (in thousands)
                                  (Unaudited)


                                                           1995             1994
                                                       ------------     ------------
Cash Flows from Operating Activities:
Net earnings                                               $62,565          $67,075
Adjustments to reconcile Net earnings to Net
  Cash Provided by Operating Activities:
   Depreciation and amortization                            18,652           17,166
   Deferred income taxes                                     2,518             (114)
   Litigation charge                                         7,803               --
   Restructuring and other                                  (2,496)          (9,082)
   Change in:
       Accounts receivable                                 (24,680)          (9,691)
       Inventories                                          (6,516)             724
       Prepaid expenses and other current assets               899            3,028
       Taxes on income                                       6,043            7,603
       Accounts payable and accrued expenses                    69           21,909
                                                       ------------     ------------

Net Cash Provided by Operating Activities                   64,857           98,618
                                                       ------------     ------------

Cash Flows from Investing Activities:
Capital expenditures                                       (30,631)         (24,452)
Proceeds from sales of property, plant
  and equipment                                                541            1,952
Proceeds from sales of marketable securities                    --              639
                                                       ------------     ------------

Net Cash Used in Investing Activities                      (30,090)         (21,861)
                                                       ------------     ------------

Cash Flows from Financing Activities:
Payment of dividends                                       (48,381)         (46,581)
Purchase of shares for treasury                             (4,326)         (71,118)
Short-term debt                                              7,654           19,940
Medium-term obligations                                     11,338           29,981
Proceeds from exercise of stock options and other            3,567            1,866
                                                       ------------     ------------

Net Cash Used in Financing Activities                      (30,148)         (65,912)
                                                       ------------     ------------

Effect of Exchange Rate Changes on Cash                       (942)             227
                                                       ------------     ------------

Net Increase in Cash and Cash Equivalents                    3,677           11,072

Cash and Cash Equivalents at Beginning of Period            13,876           15,298
                                                       ------------     ------------
Cash and Cash Equivalents at End of Period                 $17,553          $26,370
                                                       ============     ============

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

     While it is not feasible to predict the outcome of pending legal proceedings and claims with certainty, management is of the belief that any ultimate liabilities in excess of provisions therefor will not individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial
------- -------------------------------------------------
        Condition and Results of Operations
        -----------------------------------

Results of Operations
---------------------

Net sales for the third quarter were $178.1 million, an increase of 2% over the same period in 1994. The increase was primarily due to higher unit sales principally in the CIS and Asia/Pacific partially offset by lower volume in Europe. This overall volume increase was augmented by favorable foreign exchange translations and partially offset by lower average prices in the United States due to changes in sales mix. For the nine months ended September 30, Net sales were up 9% from the first nine months of the preceding year. Principal reasons were strong worldwide sales volumes and the continuing benefit of a weakened U.S. dollar, being partially offset by lower average prices in the United States due to changes in sales mix.

Gross profit as a percentage of Net sales was 65.6% and 66.4% for the third quarter and nine months of 1995, respectively, versus 67.1% and 67.9% for the corresponding periods of 1994. The lower margin in the current year is primarily due to a change in the mix of product and package sizes, the increasing costs for raw and packaging materials, and manufacturing start-up costs associated with the relaunch of the Tampax flushable line in the United States. This reduction is partially offset by continuing productivity improvements.

Marketing, selling and distribution expenses were 7% below the third quarter of 1994 primarily due to the phasing of promotional spending. For the nine months ended September 30, Marketing, selling and distribution expenses were 6% above the comparable period of 1994. The increase is primarily due to the elevated promotional spending in the United States and unfavorable foreign exchange translations. During the quarter and nine months ended September 30, both the tampon category and the Tampax market share in the United States exhibited improvements over the comparable periods of the prior year.

Administrative and general expenses increased 8% in the third quarter versus the same period in the prior year. This is primarily due to increased costs associated with the International division management transition and support for the developing CIS market. For the nine months ended September 30, Administrative and general expenses were up 3% from the comparable period of 1994. The increase is primarily due to support of business expansion in the CIS.

Operating income was 7% above the third quarter in the prior year primarily due to the phasing of promotional expenditures. For the nine months ended September 30, Operating income was 7% higher than the corresponding period of 1994 principally due to higher unit sales. The increases for both the third quarter and nine month periods were partially offset by the factors reducing gross profit discussed earlier.

Interest, net and other were aproximately equal with the prior year. Realized foreign exchange gains were partially offset by an increase in interest expense resulting from a rise in average interest rates coupled with higher borrowing levels.

In the second quarter of 1995, the Company provided $11.4 million for several legal proceedings related to previously divested non-tampon businesses and for settlement of a securities class action filed in 1993.

The effective tax rate was 37.8% and 39.3%, respectively, for the third quarter and nine month periods of the current year versus 37.0% for both periods of 1994. The higher effective tax rates in 1995 were primarily due to the litigation charge, the cost of which is not fully deductible for tax purposes. Exclusive of the litigation charge, the current effective tax rate would have been 37.8% for the nine month period. The increase, exclusive of the litigation charge, is principally attributable to the mix of domestic and foreign taxable income, at varying rates.

Earnings per share were $.73 and $1.71 for the three and nine month periods, respectively, compared to $.68 and $1.81 in the corresponding periods of the prior year. Exclusive of the litigation charge, earnings per share for the nine month period would have been $1.94.

Outlook
-------

The worldwide market for consumer products will continue to be highly competitive and sensitive to price. However, the Company will continue to evaluate price increase opportunities as appropriate. The Company expects the current high level of advertising and promotional activities and new product introductions from competitors to persist, along with continued activity in the private label sector.

In the United States, the Company is relaunching an upgraded version of its original Tampax tampon line in the fourth quarter of 1995. On October 2, the Company announced the introduction of a new product, Tampax Naturals, the only U.S. nationally available tampon or pad to be made from 100% cotton, in the first quarter of 1996. The Company intends to proceed with its aggressive support of the Tampax tampon franchise with highly competitive levels of advertising and promotional activities and product line innovations in the United States and Europe.

The cost of manufacturing will continue to be impacted by escalating raw material and packaging costs. Management intends to continue with productivity initiatives to help mitigate the effect of these cost increases.

Financial Condition
-------------------

At September 30, 1995, there was a working capital deficit of $9.1 million compared to a deficit of $26.0 million at the prior year end. Cash flows from operating activities for the nine months of the current year were $64.9 versus $98.6 million in 1994. The net increase in working capital and reduction in cash flows from operating activities are primarily attributable to higher accounts receivable resulting from higher sales in markets where the collection periods are longer and the build up of inventory for both the relaunch of the flushable line and the launch of Naturals.

Capital expenditures of $30.6 million represent the Company's continued investment in equipment to improve product quality and productivity, modernize production facilities, reduce costs and support new products. Due to management's focus on product innovations, the spending levels in 1995 are expected to be somewhat higher than those of 1994.

The Company anticipates that its future cash requirements will be met by its cash flows from operations and the ability to borrow from a variety of sources.

At September 30, 1995, total Shareholders' equity was $96.7 million compared with $82.0 million at December 31, 1994. The net increase in Shareholders' equity is primarily due to the $13.6 million growth of Retained earnings.

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

The Company and three of its former officers were named as defendants in certain shareholder lawsuits filed in 1993 in the United States District Court for the Southern District of New York and consolidated under the caption In Re Tambrands
                                                                 ---------------
Inc. Securities Litigation.  The parties stipulated to the certification of the
--------------------------
consolidated lawsuit as a class action on behalf of all purchasers of the Company's common stock during the period December 14, 1992 through April 28, 1993. The complaint alleged that the Company's disclosures during the class period contained material misstatements and omissions concerning its anticipated future earnings and thereby allegedly violated Section 10(b) and Rule 10b-
5 of the Securities Exchange Act of 1934. As announced on July 14, 1995, plaintiffs and defendants in this litigation have reached agreement on settlement, subject to court approval.

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

While it is not feasible to predict the outcome of these legal proceedings and claims with certainty, management is of the belief that any ultimate liabilities in excess of provisions therefor will not individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

Items 2, 3, 4 and 5 of Part II have been omitted since either the Company's response to the Item would be negative or the Item is inapplicable.


Item 6.    Exhibits and Reports On Form 8-K
-------    --------------------------------

a)   Exhibits
     --------

          Exhibit
          Number      Description
          ------      -----------

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

          Exhibit
          Number      Description
          ------      -----------

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

          4(4)(a) Indenture dated as of December 1, 1993 between the Company and Citibank, N.A., as trustee, relating to the Company's Medium-Term Note Program, filed March 31, 1994 as Exhibit 4(4) (a) to the Company's Form 10-K Report for the year ended December 31, 1993, incorporated herein by reference.

          4(4)(b) Form of Floating Rate Debt Security, filed December 16, 1993 as Exhibit 4-a to the Company's Report on Form 8-K, incorporated herein by reference.

          4(4)(c) Form of Fixed Rate Debt Security, filed December 16, 1993 as Exhibit 4-b to the Company's Report on Form 8-K, incorporated herein by reference.

          Exhibit
          Number      Description
          ------      -----------

          10(1) Employment Agreement between the Company and Michael S. Krause, dated as of July 5, 1995, filed herewith.

          10(2)       Early Retirement Agreement between the Company and Raymond
                      F. Wright, dated as of August 1, 1995, filed herewith.

          12 Computation of Ratio of Earnings to Fixed Charges, filed herewith.

          27 Financial Data Schedules, filed herewith (in electronic format only).

EXHIBITS 2, 11, 15, 18, 19, 22, 23, 24 and 99 have been omitted as inapplicable.

b)   Reports On Form 8-K
--   -------------------

     The Company filed a Report under Item 5 of Form 8-K on July 14, 1995 in order to file a press release, issued by the Company on July 14, 1995, which announced that the Company was taking a charge of $11.4 million to provide for several legal proceedings related to previously divested non-tampon businesses and for settlement of a securities class action filed in 1993.

     The Company filed a Report under Item 5 of Form 8-K on July 27, 1995 in order to file a press release, issued by the Company on July 26, 1995, which contained the Company's second-quarter 1995 results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TAMBRANDS INC.
                                     ______________________
                                         (Registrant)



                                         /s/ Raymond F. Wright
                                         ________________________
                                         Raymond F. Wright
                                         Senior Vice President -
                                         Chief Financial Officer
                                         and Authorized Signatory


Date: November 13, 1995