Form 10-K405
period 1995-12-31
TAMBRANDS INC
filed 1996-03-29
CIK 96277

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            _______________________

                                   FORM 10-K
(Mark One)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      [FEE REQUIRED]

 For the fiscal year ended December 31, 1995

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      [NO FEE REQUIRED]


 Commission file number 1-8714


                                 TAMBRANDS INC.
                                 --------------
            (Exact name of registrant as specified in its charter)

                   Delaware                      13-1366500
                   --------                      ----------
           (State or other jurisdiction        (I.R.S. Employer
         of incorporation or organization)    Identification No.)

           777 Westchester Avenue
           White Plains, New York                    10604
           ----------------------                    ------
         (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code, is 914-696-6000
                                                       ------------

Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each exchange
  Title of each class                on which registered
  -------------------               --------------------

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

Yes     X                       No
    ----------                    ---------

                                   FORM 10-K

                          (Facing Sheet Continuation)



       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.        [ X ]

       The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 15, 1996 was $1,804,828,704. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

       As of March 15, 1996, 36,817,835 shares of the registrant's Common Stock were outstanding.


Documents Incorporated by Reference
-----------------------------------

       Part III of this Form 10-K incorporates by reference portions of the definitive Proxy Statement for the registrant's annual meeting of shareholders to be held on April 23, 1996, filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                    PART I
                                    ------

Item 1.  Business
-------  --------

General
-------

  Tambrands Inc. (the "Company") has been manufacturing and marketing menstrual tampons, which are sold under the trademark TAMPAX(R), since 1936. It is the leading manufacturer and marketer of tampons in the world. The Company operates in one business segment, personal care products. In recent years, the Company has focused on its core TAMPAX tampon business worldwide, has expanded its international operations and has placed an increased emphasis on the development and marketing of new products. The Company has manufacturing operations in seven countries. In 1995, TAMPAX tampons were sold in over 150 countries. The Company's eight largest markets are the United States, the United Kingdom, France, Canada, Spain, CIS (principally Russia and Ukraine), Italy and Belgium.

  The Company was incorporated under the laws of the State of Delaware in 1936. The Company's principal executive offices are located at 777 Westchester Avenue, White Plains, New York 10604 (telephone number 914-696-6000).

Recent Developments
-------------------

  In the fourth quarter of 1995, the Company relaunched an upgraded version of its original product, the TAMPAX flushable applicator tampon, in the United States, Canada, Latin America and parts of Asia/Pacific. The relaunched product contained significant product enhancements and redesigned, contemporary packaging. In October 1995, the Company announced the U.S. introduction in the first quarter of 1996 of a new product, TAMPAX NATURALS(TM), the only nationally available tampon or pad to be made of 100% cotton. This tampon is made of all natural components and has a flushable, biodegradable applicator.

  In February 1996, Tambrands Limited, the Company's principal U.K. subsidiary, entered into an agreement with the U.K. subsidiary of Molnlycke AB for Tambrands Limited to distribute Molnlycke's sanitary pad and panty-liner products on an agency basis in the United Kingdom.

  In February 1996, Anne M. Busquet and Janet Hill were elected to the Company's Board of Directors. Mrs. Busquet is President of American Express Relationship Services, a unit of American Express Travel Related Services (diversified financial services) and Mrs. Hill is Vice President of Alexander & Associates, Inc. (management consulting).

  Effective December 31, 1995, Susan J. Riley was appointed Senior Vice President - Chief Financial Officer. Also during 1995, Michael S. Krause was appointed Senior Vice President - Global

Operations, and Janey M. Loyd was appointed Vice President - Business
Development.

  In December 1991, the Company announced a program to restructure its worldwide manufacturing operations to improve efficiency and reduce costs. This program has been completed and included workforce reductions and the consolidation of facilities.

  In June 1993, the Company announced that it would provide a $30 million charge ($20 million after-tax) to provide for restructuring of manufacturing and administrative operations and the cost of management changes, including the adoption of a consolidated international management strategy. This program has included workforce reductions and the consolidation of facilities. This program has been completed, with the exception of certain severance payments under committed severance plans, which will be substantially complete by the end of 1996. See Note 6, "Restructuring and Other Charges," included in the Notes to Consolidated Financial Statements incorporated by reference in item 8 of Part II hereof.

  The Company's 1995 capital spending programs related to investments in equipment to improve product quality and productivity, modernize production facilities and manufacture and launch new products. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" incorporated by reference in item 7 of Part II hereof. The Company intends to continue its efforts to achieve productivity improvements in order to eliminate excess cost and time from the supply chain and generate funds for reinvestment in growth opportunities.


Products
--------

  Menstrual tampons represent all of the Company's net sales. The Company's largest selling tampon is the TAMPAX flushable applicator tampon, which first became commercially available in 1936 and was upgraded and relaunched in 1995.

  In addition to this tampon and the new TAMPAX NATURALS tampon, which was introduced in the United States in the first quarter of 1996, the Company manufactures and sells several other tampon products. In 1994, the Company introduced nationally in the United States the new TAMPAX SATIN TOUCH(R) tampon. This tampon offers the ease and comfort of a plastic applicator but has an all-paper applicator that is flushable and biodegradable. SATIN TOUCH is a rounded-end product with a patented, high gloss surface. It was introduced nationally in Canada in 1993 and in Puerto Rico and several Caribbean locations in 1995.
In 1994, the Company
introduced the new TAMPAX SATIN(R) tampon in France. This tampon is similar to the SATIN TOUCH tampon and was introduced in 1995 in Spain and Belgium and in Denmark and Finland under the trademark TAMPAX SILKS(TM).

  In 1994, the Company introduced nationally in the United Kingdom its TAMPAX TAMPETS(R) tampon. This non-applicator tampon has been sold in Ireland since 1993 and was introduced in 1995 in Australia, Israel and Portugal. A non-applicator tampon was also introduced in Canada under the trademark TAMPAX SOLOS(TM) during 1995.

  TAMPAX tampons with plastic applicators are sold in the United States and Canada and, since 1995, in Brazil. TAMPAX COMPAK(R) tampons, with a compact all-plastic applicator, are sold in France, the United Kingdom and several other European countries, as well as in the United States, Canada and several other smaller markets. The Company began marketing an improved COMPAK tampon in 1996 with a shorter tampon and applicator, and a perforated wrapper for applicator disposal.

  In 1994, the Company introduced nationally in the United States the new TAMPAX LITES(R) tampon. This tampon, which was introduced in New Zealand in 1995, is especially designed for use on days of light menstruation, when other tampons might be too absorbent for comfortable use. The Company sells TAMPAX comfort shaped flushable applicator tampons, with an all-paper rounded-end applicator and a slimmer design than the Company's original flushable applicator product, in the United States, Australia, New Zealand and Japan.

  The Company continues to evaluate the possible introduction of its existing products in additional markets, as well as additional new products and product enhancements.

Marketing and Sales
-------------------

  Marketing operations are conducted either directly by the Company and its subsidiaries, or by third-party brokers or sales agents and distributors. Sales are made directly to grocery, discount and drug stores and other comparable outlets, as well as to wholesalers and distributors in those trades. Sales to discount stores, including mass merchandisers and club stores, have been increasing as a percentage of total sales. For the years 1994 and 1995, Wal-Mart, together with its affiliated stores, accounted for approximately 10.3% and 11.1%, respectively, of the Company's net sales worldwide. No single customer (including distributors) of the Company and its subsidiaries accounted for 10% or more of total net sales prior to 1994. The marketplace for consumer products is becoming increasingly global and currently is characterized by growing trade consolidation and expansion across geographic borders. A small number of significant customers are financed through highly leveraged capital structures, making them particularly sensitive to market interest rate changes and other economic variables. This situation has not had a material effect on the Company's net sales or operating income in 1995 or prior years.

  Substantially all sales involve extensions of credit. Credit terms generally are consistent with terms typically extended under local industry practices. In the United States and Canada, the Company typically offers discounts of 2% and 1%, respectively, if payment is received within 30 or 20 days, respectively. In the United Kingdom and most other European markets, discounts generally are not offered and payment terms range from 30 to 90 days. In other markets, credit terms with longer collection periods are common, and in some developing markets discounts for prompt payment are offered. Default rates by the Company's customers in the United States have been at or below industry averages, based on information from the Credit Research Foundation.

  In the United States, the Company's internal sales management group directly handles sales to certain large customer accounts. These sales have been increasing as a percentage of total sales. Other sales in the United States and sales in Belgium, Canada, France and the Netherlands are handled through third-party sales brokers, who also may sell other branded consumer products but generally do not carry products that compete with the products of the Company and its subsidiaries. Sales are conducted in the Czech Republic, Poland, Russia, Ukraine and the United Kingdom by the Company's subsidiaries and in the People's Republic of China by its joint venture. Sales are conducted in other countries through third-party distributors and agents. Sales forces of the Company's subsidiaries in the Czech Republic, Poland, Russia, Ukraine and the United Kingdom distribute or act as broker with respect to certain household consumer products for several other companies. Revenues from these sales are increasing as a percentage of the Company's operating income.

  The Company believes that the trend by retailers and distributors to reduce inventories and the related adverse impact on shipments will continue in future periods. However, the rate of inventory reduction slowed in 1995, as it had in 1994, from the rate of reduction experienced in 1993. The size of inventories at the trade level varies from month to month, sometimes considerably, due to a number of factors. Trade inventories of the Company's products at the end of 1995 and continuing into the beginning of 1996, as estimated by the Company, were higher than on average during 1995, primarily as a result of bonus pack shipments at the end of 1995 and reductions in market share discussed below under "Competition".

  Media advertising is important to the overall success of the TAMPAX tampon brand. In the United States, Canada and Europe, the Company focuses its advertising on women aged 12-34, using a variety of media, including television and print advertisements. In 1996, the Company intends to continue with its aggressive support of the TAMPAX tampon franchise with heightened levels of advertising and promotional activities. The increase in spending is intended primarily to support the Company's new products. The Company's advertising execution is handled on a worldwide basis by one agency, BBDO Worldwide Inc.

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

Competition
-----------

  Highly competitive conditions prevail in the feminine protection industry for external pads and menstrual tampons, which are directly competitive in both performance and price, the principal methods of competition.

  In the United States, there are four other manufacturers whose sales, directly or through subsidiaries, are significant in the total sanitary protection market: Johnson & Johnson, Kimberly-Clark Corporation, Playtex Family Products Corporation and The Procter & Gamble Company. Each of these corporations manufactures and sells external pads or menstrual tampons or both. Each makes and sells products other than external pads and tampons, and the total sales of all products by and the capitalization of each of Johnson & Johnson, Kimberly-Clark and Procter & Gamble are substantially greater than the total sales and capitalization of the Company. These factors may be helpful to the respective competitive positions of these companies in the feminine protection industry. Substantially all of the tampons manufactured by the above-mentioned four companies are sold under these companies' brand names. In addition, there is a small private label segment of the industry. Management believes that the TAMPAX tampon's leading market share position in the U.S. tampon category (approximately 50.5% in dollars and 53.7% in units for the year 1995, according to Nielsen Marketing Research) and strong brand loyalty among consumers (as verified by household panel data obtained by Nielsen Marketing Research), are positive factors in the Company's ability to compete in the feminine protection industry. (Information obtained from Nielsen represents Nielsen estimates only.) During 1995, the level of competitive activity continued to increase in the United States, particularly in the areas of new product introductions and price discounting.

  The tampon category and TAMPAX market share softened in the United States in the fourth quarter of 1995. Management believes that the preparation for the launch of the new TAMPAX NATURALS product was a significant factor in this softening, which has continued into the first quarter of 1996. The Company reduced its fourth-quarter U.S. advertising and promotional activity while awaiting the full distribution of the TAMPAX NATURALS product.

  Highly competitive conditions prevail in virtually all foreign markets. Competition tends to be fragmented and regional in nature in most of those markets, but tampons produced by, or under license from, Johnson & Johnson and Playtex, and external pads produced by, or under license from, Johnson & Johnson, Kimberly-Clark and Procter & Gamble, are sold in many of the foreign markets where the Company does business. During 1995, Johnson & Johnson marketed applicator tampons manufactured by Playtex in a number of foreign markets where the Company does business. Competitive activity remained at high levels in Europe in 1995. This activity included the continued aggressive marketing of several external pad products.

  Management anticipates that the worldwide market for consumer products will continue to be highly competitive and sensitive to price.

Raw Materials
-------------

  The principal raw materials used in the Company's business are cotton and rayon for tampons, paper and plastic for tampon applicators, and paperboard for cartons and containers. Most of these raw materials are readily available in the market from many sources. The Company experienced an escalation in 1995 in the cost of many of its raw and packaging materials, including cotton, pulp and paper. Based on the current downward trend of pulp and paper prices, management expects these costs to decline somewhat through the latter part of 1996.

Trademarks and Patents
----------------------

  The Company, directly or through its subsidiaries, owns a number of trademarks, trademark registrations and trademark applications in the United States and other countries, which, in the opinion of management, are significant. The Company's trademark registrations vary in duration and are typically renewable by the Company. Certain features of TAMPAX tampons are the subject of U.S. and foreign patents or patent applications owned by the Company. In management's opinion, certain of these patents are significant. The duration of the Company's patents ranges from 3 to 18 years (i.e., the patents have expiration dates ranging from the year 1999
             ----
to the year 2014).

Research and Development
------------------------

  The Company maintains a research and development laboratory at its facility in Palmer, Massachusetts. Management believes that developing better protecting and more comfortable and convenient products, and products which are environmentally sound, is important to maintaining the Company's competitive position. Research is directed toward these goals. The Company's research and development expenditures have approximated 2% of net sales in each of the past three years.

Employees
---------

  Headcount reductions occurred as a result of the restructuring programs announced in 1991 and 1993. At December 31, 1995, the Company and its subsidiaries employed approximately 3,400 persons.

Foreign and Domestic Operations; Export Sales
---------------------------------------------

  The information regarding foreign and domestic operations of the Company and its subsidiaries set forth on page F-16 under the caption "Segment and Geographic Information" in the Notes to Consolidated Financial Statements is incorporated herein by reference.

  Over the past three years, sales by the Company's foreign operations accounted for approximately one-half of total unit sales.

  In 1995, sales between geographic areas and export sales of the Company were not significant.

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

  During the last fiscal year, the Company's domestic plants were suitable and adequate for the Company's requirements. The Company's domestic plants operate principally on a three-shift basis, and management believes that these plants have sufficient additional capacity to satisfy the anticipated requirements of the Company.

Foreign Properties
------------------

  The Company's foreign subsidiaries own and operate manufacturing plants in France, Ireland, Russia, Ukraine and the United Kingdom. The joint venture in the People's Republic of China, in which the Company has an 80% interest, has contractual rights to use a manufacturing plant there. The Company's subsidiary in Brazil owns a manufacturing plant there which it has leased to another company. The lease has expired and the Company is attempting to sell the plant. The Company's foreign subsidiaries lease office space in Brazil, Canada, France, Mexico, Switzerland and in several other countries. The Company's subsidiary in the United Kingdom leases office space there for the Company's international headquarters.

  The production machinery and equipment and properties owned by the Company's foreign subsidiaries described above are held free and clear of encumbrances.

  During the last fiscal year, the foreign facilities of the Company's subsidiaries were suitable and adequate for the Company's requirements. In general, these foreign manufacturing facilities operate on a three-shift basis, and management believes that these facilities have sufficient additional capacity to satisfy the anticipated requirements of the Company.

Item 3.  Legal Proceedings
------   -----------------

  The Company or a subsidiary is a defendant in a small number of product liability lawsuits based on allegations that toxic shock syndrome ("TSS") was contracted through the use of tampons. A small number of pre-suit claims involving similar TSS allegations have also been asserted. The damages alleged vary from case to case and often include claims for punitive damages. One TSS lawsuit, filed in the United States District Court for the District of Kansas and served on the Company in July 1994, purported to be a federal class action on behalf of all women who had contracted TSS through the use of tampons. In March 1996, the District Court denied plaintiffs' motion for class certification in this lawsuit.

  The Company and three of its former officers were named as defendants in certain shareholder lawsuits filed in 1993 in the United States District Court for the Southern District of New York and consolidated under the caption
In Re Tambrands Inc. Securities Litigation.  The parties stipulated to the
-------------------------------------------
certification of the consolidated lawsuit as a class action on behalf of all purchasers of the Company's common stock during the period December 14, 1992 through April 28, 1993. The complaint alleged that the Company's disclosures during the class period contained material misstatements and omissions concerning its anticipated future earnings and thereby allegedly violated
Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934. In November 1995, the court approved a settlement of this litigation and dismissed the action against all defendants.

  The Company was a nominal defendant in three purported shareholder derivative lawsuits filed in the Supreme Court of the State of New York for Westchester County and consolidated in October 1993 into a single action. Named collectively in the consolidated complaint as individual defendants were the Company's directors (other than Mrs. Busquet, Mr. Fogarty and Mrs. Hill), certain former directors and three of its former officers. The complaint alleged that the officer-defendants exposed the Company to liability in the shareholder class action described in the preceding paragraph and misappropriated corporate opportunities by trading in the Company's stock on the basis of nonpublic information. One of the former officers was also alleged to have received improper reimbursements from the Company for alleged personal expenses. The director-defendants were alleged to have acquiesced in the aforesaid alleged violations and to have received excessive compensation. The complaint sought to recover on behalf of the Company an unspecified amount of damages from the individual defendants. No relief was sought against the Company. In September 1994, the Court granted the defendants' motion to dismiss the complaint for failure to make a demand upon the Board of Directors. Plaintiffs have appealed the dismissal.

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

Management of the Registrant
----------------------------

  The names and ages of all executive officers of the Company, the current office held by each, and the period during which each has served as such are set forth in the following table:

                                                    Period Served
   Name            Age    Current Office          In Current Office
   ----            ---    --------------          -----------------
Edward T. Fogarty  59     President and              1994 to date
                          Chief Executive
                          Officer (1)

Michael S. Krause  55     Senior Vice President -    1995 to date
                          Global Operations (2)

Michael K. Lorelli 44     Executive Vice             1994 to date
                          President and President,
                          North America/Latin
                          America (3)

Thomas J. Mason    51     Group Vice President-      1994 to date
                          International (4)


Susan J. Riley     37     Senior Vice President -    1995 to date
                          Chief Financial Officer

Thomas Soper, III  46     Senior Vice President-     1994 to date
                          Corporate Human
                          Resources and
                          Communications (5)

Jerome B. Wainick  55     Vice President-Research    1990 to date
                          and Development


(1) Mr. Fogarty has served as an officer of the Company since May 1994. From prior to March 1991 until May 1994, he was employed by Colgate-Palmolive Company as President - USA/Canada/Puerto Rico.

(2) Mr. Krause has served as an officer of the Company since August 1995. From January 1995 until July 1995, he was employed by the Snacks Division of The Quaker Oats Company as Vice President - Supply Chain. From February 1994 until August 1994, he was employed by Stella Foods Inc. as Executive Vice President - Supply Chain. From prior to March 1991 until February 1994, he was employed by Goody Products, Inc. as Senior Vice President - Operations.

(3) Mr. Lorelli has served as an officer of the Company since October 1994. From January 1993 until October 1994, he was employed by Pizza Hut International, a division of PepsiCo, Inc., as President. From prior to March 1991 until December 1992, he was employed by Pepsi-Cola East, a division of PepsiCo, Inc., as President.

(4) Mr. Mason has served as an officer of the Company since October 1994. From May 1992 until September 1994, he was employed by Dole Packaged Foods, a division of Dole Food Co., as President. From prior to March 1991 until May 1992, he was employed by Kraft General Foods as Executive Vice President and General Manager, Specialty Products.

(5) Mr. Soper has served as an officer of the Company since October 1994. From prior to March 1991 until September 1994, he was employed by Alexander & Alexander Services Inc. (a provider of risk management, insurance brokerage and human resource management consulting services) as Senior Vice
     President - Corporate Human Resources.

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

                                    PART II
                                    -------


Item 5.     Market for Registrant's Common Equity and Related
-------     --------------------------------------------------
            Shareholder Matters
            -------------------

  The Company's Common Stock is traded on the New York and Pacific Stock Exchanges. The following table provides quarterly dividend and Common Stock price range information for the years 1994 and 1995:


                             Common Stock
                            Price Range (a)
                            ---------------
                                             Dividends
                    High          Low        Per Share
                  --------  ---------------  ---------
    1995
----------------
First Quarter      $47             $37 7/8       $0.44
Second Quarter      46 1/2          40 1/4        0.44
Third Quarter       48 1/8          42 1/2        0.44
Fourth Quarter      53              43 3/8        0.46

    1994
----------------
First Quarter      $44 1/2         $38 1/4       $0.42
Second Quarter      39 5/8          34 3/4        0.42
Third Quarter       39 1/4          35 5/8        0.42
Fourth Quarter      42 1/2          36 1/4        0.44

(a)  Reflects trading on the New York Stock Exchange.


As of March 15, 1996, there were 6,962 holders of record of the Company's Common Stock.


Item 6.  Selected Financial Data
------   -----------------------

  The information required by this item is set forth in a separate section of this Annual Report on Form 10-K under the caption "Selected Financial Data" appearing on page F-2 and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Results of
-------  --------------------------------------------------
         Operations and Financial Condition
         ----------------------------------

  The information required by this item is set forth in a separate section of this Annual Report on Form 10-K under the caption "Management's Discussion and Analysis" beginning on page F-3 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

  The information required by this item is set forth in a separate section of this Annual Report on Form 10-K as indicated in the "Index to Financial Information" appearing on page F-1 and is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
-------  ------------------------------------------------
         Accounting and Financial Disclosure
         -----------------------------------

  None.

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

  The information relating to nominees for election as directors of the Company set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on April 23, 1996 is incorporated herein by reference.

  The information on executive officers set forth under the first two paragraphs of the caption "Management of the Registrant" beginning on page 10 hereof is incorporated herein by reference.

Item 11.  Executive Compensation
--------  ----------------------

  The information regarding executive compensation set forth under the captions "Information Regarding the Board of Directors - Compensation of Directors" and "Executive Compensation and Other Information" in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on April 23, 1996 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
--------  ----------------------------------------------------
          Management
          ----------

  The information regarding the security ownership of certain beneficial owners and management set forth under the caption "Security Ownership by Management and Others" in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on April 23, 1996 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

  The information pertaining to certain relationships and related transactions set forth under the captions "Information Regarding the Board of Directors - Compensation of Directors" and "Executive Compensation and Other Information - Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on April 23, 1996 is incorporated herein by reference. The services performed for the Company by Doherty, Wallace,

Pillsbury & Murphy, P.C. were on terms no less favorable to the Company than if such services had been provided by unaffiliated parties.

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

  3.  Exhibits

      Exhibit
      Number       Description
      -------      -----------

      3(1) Certificate of Incorporation of the Company, as amended through April 28, 1987, filed April 30, 1987 as Exhibit 4(a) to the Company's Form S-8 Registration Statement (Reg. No. 33-
               13902), incorporated herein by reference.

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

      3(4) By-Laws of the Company, as amended, filed as Exhibit 3(4) to the Company's Report on Form 10-K for the year 1994, incorporated herein by reference.

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

                           Management Contracts and
                      Compensatory Plans and Arrangements
                           (Exhibits 10(1) - 10(22))
                           ------------------------


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

      10(9)(c) Employment Protection Agreement between the
               Company and Mr. Thomas J. Mason, dated as of
               October 18, 1994, filed herewith;

      10(9)(d) Employment Protection Agreement between the
               Company and Mr. Thomas Soper, III, dated as of August 29, 1994, filed herewith;

               The Company has agreements similar to the agreements listed as Exhibits 10(9)(c) and 10(9)(d) with its other executive officers.

        10(10) Resolution of the Board of Directors of the Company with respect to the compensation of the Chairman of the Board, adopted on April 25, 1995, filed as Exhibit 10(2) to the Company's
               Report on Form 10-Q for the quarter ended June 30, 1995, incorporated herein by reference.

        10(11) Resolution of the Board of Directors of the Company with respect to the compensation of the Board, adopted on December 13, 1994, filed as Exhibit 10(11) to the Company's Report on Form 10-K for the year 1994, incorporated herein by reference.

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

        10(14) 1981 Annual Incentive Plan of the Company, as amended through
               March 30, 1995, filed as Exhibit 10(1) to the Company's Report on Form 10-Q for the quarter ended March 31, 1995, incorporated herein by reference.

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

        10(17) Letter Agreement between the Company and Mr. Thomas Soper, III, dated as of August 29, 1994, filed as Exhibit 10(17) to the Company's Report on Form 10-K for the year 1994, incorporated herein by reference.

        10(18) Letter Agreement between the Company and Mr. Thomas J. Mason, dated as of October 18, 1994, filed as Exhibit 10(18) to the Company's Report on Form 10-K for the year 1994, incorporated herein by reference.

        10(19) Letter Agreement between the Company and Mr. Michael S.
               Krause, dated as of July 5, 1995, filed as Exhibit 10(1) to the Company's Report on Form 10-Q for the quarter ended
               September 30, 1995, incorporated herein by reference.

        10(20) Restricted Stock Agreement between the Company and Mr. Edward T.
               Fogarty, dated May 31, 1994, filed as Exhibit 10(3) to the Company's Report on Form 10-Q for the quarter ended June 30, 1994, incorporated herein by reference.

        10(21) Stock Option Agreement between the Company and Mr. Edward T.
               Fogarty, dated May 31, 1994, filed as Exhibit 10(4) to the Company's Report on Form 10-Q for the quarter ended June 30, 1994, incorporated herein by reference.

        10(22) Early Retirement Agreement between the Company and Mr. Raymond F.
               Wright, dated as of August 1, 1995, filed as Exhibit 10(2) to the Company's Report on Form 10-Q for the quarter ended September 30, 1995, incorporated herein by reference.

     10(23)(a) Commercial Paper Dealer Agreement between the Company and Merrill Lynch Money Markets, Inc., dated November 18, 1992, filed as Exhibit 10(15) (a) to the Company's Report on Form 10-K for the year 1992, incorporated herein by reference.

     10(23)(b) Letter Agreement between the Company and the First
               National Bank of Chicago, dated as of November 18, 1992, filed as Exhibit 10(15)(b) to the Company's Report on Form 10-K for the year 1992, incorporated herein by reference.

     10(23)(c) Amended and Restated Credit Agreement by and among the Company, Tambrands Limited, the signatory banks thereto and The Bank of New York, as agent, dated as of September 6, 1994, filed as Exhibit 10(5) to the Company's Report on Form 10-Q for the quarter ended September 30, 1994, incorporated herein by reference.

     10(23)(d) Amendment No. 1, dated as of May 5, 1995, to the Amended and Restated Credit Agreement, dated as of September 6, 1994, by and among the Company, Tambrands Limited, the signatory banks thereto and The Bank of New York, as agent, filed as Exhibit 10(3) to the Company's Report on Form 10-Q for the quarter ended June 30, 1995, incorporated herein by reference.

      12 Computation of Ratio of Earnings to Fixed Charges, filed herewith.

      21       Subsidiaries of the Company, filed herewith.

      23       Independent Auditors' Consent, filed herewith.

      24       Powers of attorney, filed herewith.

      27 Financial Data Schedules, filed herewith (in electronic format only).

(b)   Reports on Form 8-K

      The Company filed a Report under Item 5 of Form 8-K on October 27, 1995 in order to file a press release, issued by the Company on October 25, 1995, which contained the Company's third-quarter 1995 results.

TAMPAX, COMPAK, LITES, TAMPAX NATURALS, NATURAL GLIDE, SATIN, SATIN TOUCH, TAMPAX SILKS, SOLOS and TAMPETS are trademarks of Tambrands Inc.

                                  SIGNATURES
                                  ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  TAMBRANDS INC.


Date:  March 28, 1996                              By /s/ EDWARD T. FOGARTY
                                                      -------------------------
                                                      Edward T. Fogarty
                                                      President and
                                                      Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                         Title                   Date
   ---------                         -----                   ----

/s/ EDWARD T. FOGARTY            President and Chief        March 28, 1996
---------------------------      Executive Officer
EDWARD T. FOGARTY                and Director
                                 (Principal Executive
                                 Officer)


/s/ SUSAN J. RILEY               Senior Vice                March 28, 1996
---------------------------      President-Chief
SUSAN J. RILEY                   Financial Officer
                                 (Principal Financial
                                 Officer and Principal
                                 Accounting Officer)


/s/ HOWARD B. WENTZ, JR.         Chairman and               March 28, 1996
---------------------------      Director
HOWARD B. WENTZ, JR.



           *
---------------------------      Director                   March 28, 1996
LILYAN H. AFFINITO

   Signature                         Title                   Date
   ---------                         -----                   ----

           *
---------------------------      Director                   March 28, 1996
ANNE M. BUSQUET

           *
---------------------------      Director                   March 28, 1996
PAUL S. DOHERTY

           *
---------------------------      Director                   March 28, 1996
JANET HILL

           *
---------------------------      Director                   March 28, 1996
ROBERT P. KILEY

           *
---------------------------      Director                   March 28, 1996
JOHN LOUDON

           *
---------------------------      Director                   March 28, 1996
RUTH M. MANTON

           *
---------------------------      Director                   March 28, 1996
JOHN A. MEYERS

           *
---------------------------      Director                   March 28, 1996
H.L. TOWER

           *
---------------------------      Director                   March 28, 1996
ROBERT M. WILLIAMS




*By /s/ EDWARD T. FOGARTY
   ------------------------
  Edward T. Fogarty
  Attorney-in-Fact

                         INDEX TO FINANCIAL INFORMATION
                         ------------------------------

                                                              Page
                                                            Reference
                                                            ---------


Selected Financial Data................................        F-2

Management's Discussion and Analysis of
Results of Operations and Financial Condition..........        F-3

Financial Statements:

   Consolidated Statements of Earnings
   for the years ended
   December 31, 1995, 1994 and 1993....................        F-6

   Consolidated Statements of Cash
   Flows for the years ended
   December 31, 1995, 1994 and 1993....................        F-7

   Consolidated Balance Sheets as of
   December 31, 1995 and 1994..........................        F-8

  Notes to Consolidated Financial
  Statements...........................................        F-9

  Independent Auditors' Report on
  Consolidated Financial Statements....................        F-17


Financial Statement Schedule:

     II    Valuation and Qualifying Accounts...........        F-18


  Independent Auditors' Report on
  Financial Statement Schedule.........................        F-19

  Supplementary Financial Information
  and Quarterly Data for the years
  ended December 31, 1995 and 1994 ....................        F-20

                                TAMBRANDS INC.
                            Selected Financial Data
                  ($ In Thousands, Except Per Share Amounts)



Years Ended December 31                 1995 (a)     1994      1993 (a)    1992     1991 (a)
                                        ---------  ---------  ---------  ---------  ---------

Net sales                               $683,092   $644,513   $611,465   $684,113   $660,722

Gross profit                             451,467    438,402    409,759    456,032    418,155

Marketing, selling and distribution      238,558    233,753    202,031    193,477    194,646

Administrative and general                52,546     53,034     61,378     67,823     63,027

Restructuring and other charges              ---        ---     30,042        ---     30,348

Operating income                         160,363    151,615    116,308    194,732    130,134

Litigation charge                         11,396        ---        ---        ---        ---

Earnings before cumulative effect
    of accounting change                  85,522     89,729     73,702    122,409     79,035

Earnings before cumulative effect
    of accounting change per share          2.33       2.43       1.91       3.09       1.92

Average number of shares outstanding      36,671     36,992     38,632     39,640     41,216

Total assets                             422,049    379,075    362,398    372,981    390,266

Medium-term obligations                   80,889     59,983     30,000        ---        ---

Dividends per share                         1.78       1.70       1.56       1.40       1.24


(a) Results and related financial data for 1995 include the Litigation charge and for 1993 and 1991 include Restructuring and other charges.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

1995 vs. 1994

Consolidated Net sales for 1995 were $683.1 million, an increase of 6% from 1994. The increase was primarily due to higher unit sales in the United States, Russia/Ukraine, Canada, Latin America and in Europe with the exception of the United Kingdom. The overall increase in unit sales was principally attributable to the strengthening of the tampon category and Tampax market shares over the prior year in our core markets, with the exception of the United Kingdom where the category has declined but has recently shown improvement. Strong unit sales were augmented by foreign exchange gains but somewhat offset by lower average prices in the United States due to changes in the sales mix.

Gross profit as a percent of Net sales was 66% for 1995 vs. 68% in 1994. The margin reduction in the current year is principally due to a change in the mix of product and package sizes, increasing costs of raw and packaging materials, and manufacturing start-up costs in the United States associated with the fourth-quarter 1995 relaunch of the Tampax flushable line and the production of Tampax Naturals, which will be launched in early 1996. This reduction is partially offset by productivity improvements resulting from our capital spending program.

Marketing, selling and distribution expenses were up 2% compared with the prior year. The increase is primarily due to unfavorable foreign exchange translations and higher marketing expenditures partially offset by lower fourth-quarter advertising and promotional activity in anticipation of the Tampax Naturals launch in the United States.

Administrative and general expenses were 1% lower than last year primarily a result of management's continuing efforts to contain overhead costs. A reduction in the United States was partially offset by higher costs in international markets due to management changes and the growing businesses in Russia and Ukraine.

Operating income of $160.4 million was 6% higher than the prior year. The increased sales volume was partially mitigated by the factors reducing Gross profit discussed above.

Interest, net and other expense decreased slightly in 1995 compared to 1994.
A reduction in realized foreign exchange losses was partially offset by higher interest expense resulting from higher average interest rates and overall higher borrowing levels.

In the second quarter of 1995, the Company provided $11.4 million for several legal proceedings related to previously divested non-tampon businesses and for settlement of a securities class action filed in 1993.

The effective tax rate for 1995 was 38.6%, compared to 36.7% for 1994. The higher effective tax rate in 1995 was due primarily to the litigation charge, the cost of which is not fully deductible for tax purposes. Exclusive of the litigation charge, the current effective tax rate would have been 37.5% for 1995.

1995 Earnings per share were $2.33 compared to $2.43 in 1994. The principal reason for the decline is due to the litigation charge that the Company took in the second quarter. Exclusive of the litigation charge, Earnings per share would have been $2.57 compared to $2.43 in 1994.

Outlook

The Company anticipates that the worldwide market for consumer products will continue to be highly competitive and sensitive to price. However, management will continue to evaluate price increase opportunities as appropriate. The Company expects the current level of advertising and promotional activities and new product introductions by competitors to remain strong, along with continued activity in the private label sector.

In the United States, the Company relaunched an upgraded version of its original Tampax tampon line in the fourth quarter of 1995. On October 2, the Company announced the U.S. introduction of a new product, Tampax Naturals, the only nationally available tampon or pad to be made of 100% cotton. Tampax Naturals will be launched in the first quarter of 1996. The preparation for the launch of our new Tampax Naturals product was a significant factor in the softening of the tampon category and Tampax market share in the fourth quarter. The Company reduced its fourth-quarter U.S. advertising and promotional activity while awaiting the full distribution of this new product. In 1996, the Company intends to proceed with its aggressive support of the Tampax tampon franchise with heightened levels of advertising and promotional activities and product line innovations in the United States and international markets.

The cost of manufacturing will continue to be impacted by the escalation of raw material and packaging costs that occurred in 1995. The Company intends to continue with productivity initiatives to help mitigate the effect of these cost increases. Based on the current downward trend of pulp and paper prices, management expects these costs to decline somewhat through the latter part of 1996.

1994 vs. 1993

Consolidated Net sales for 1994 were $644.5 million, an increase of 5% from 1993. The increase was primarily due to higher worldwide unit sales, principally in the United States, driven by stabilization of retail trade inventories and the successful launch of two new products, Tampax Satin Touch and Tampax Lites. Sales volumes were also favorable in Europe where new products were launched in both the United Kingdom and France and in the developing markets of Russia and Ukraine.

Gross profit as a percent of Net sales was 68% for 1994, up from 67% in 1993. The increase in margin reflected the impact of higher sales volume along with the Company's continued support of its worldwide manufacturing efficiency programs and its capital expenditures for productivity improvements.

Marketing, selling and distribution expenses were up 16% compared with the prior year. The higher spending was primarily attributable to increased advertising and promotions worldwide to support the Tampax tampon franchise. This higher brand support was partially offset by reductions in overhead spending. In the United States, the Company regained market share throughout 1994 in the growing tampon category. Total year market share recovered to within 1% of 1993.

A 14% savings was experienced in Administrative and general expenses, principally due to the consolidation of international management units and on-going overhead reduction programs.

Increased sales volume combined with overhead savings was partially offset by increased brand support spending. This resulted in a 4% net improvement in Operating income versus 1993, exclusive of the 1993 restructuring charge.

Interest, net and other reflected a significant increase in expense in 1994 compared to 1993. Foreign exchange transactions resulted in costs in the current year versus gains in 1993. Additionally, interest expense was higher reflecting an increase in the Company's debt level and higher average interest rates.

The effective tax rate for 1994 was 36.7% compared to 37.9% in 1993. The higher effective tax rate in 1993 was primarily due to the restructuring charge, the cost of which was not fully deductible for tax purposes. Exclusive of the restructuring charge, the 1993 effective tax rate was 36.8%.

1994 Earnings per share were $2.43 in comparison to $1.64 in 1993. Earnings per share were the same as the prior year before the impact of the restructuring charge and adoption of SFAS No. 112 in 1993. The increase in Earnings per share was greater than that of Net earnings because fewer shares were outstanding on average in 1994 due to the Company's share repurchase program.

FINANCIAL CONDITION

Cash Flows from Operating Activities

1995 Cash flows from operating activities were $101.9 million compared to $128.9 for 1994. The principal reasons for the decline in Cash flows from operating activities versus the prior year were lower accrued liabilities caused by timing of promotional programs, higher accounts receivable due to strong December shipments and the build of inventories for the Russia/Ukraine developing markets and the U.S. launch of Naturals.

Over the past three years, Cash flows from operating activities were $359.5 million. These funds were used for the payment of dividends, capital expenditures and the repurchase of Common Stock for treasury purposes.

Capital Expenditures

The 1995 capital spending programs related to investments in equipment to improve product quality and productivity, modernize production facilities and manufacture and launch new products. Over the past three years, the Company spent $128.9 million on capital improvements. 1996 spending levels are expected to approximate those of 1995.

Liquidity and Capital Resources

During 1995, the Company continued to utilize its strong debt rating and a favorable financial climate to take advantage of low U.S. interest rates through short-term bank credit lines and a commercial paper program. Additionally, the Company maintains a $150 million medium-term note program of which $70 million was outstanding at December 31, 1995.

Cash flows from operations and the ability to borrow from a variety of sources will provide the Company with the liquidity to continue the investments necessary to meet the Company's long-term strategic goals.

The Company also utilizes cash resources to enhance shareholder value through the payment of dividends and its stock repurchase program. In 1995, cash dividends of $65.3 million were paid. During the year, the Company spent $4.3 million in its Common Stock repurchase program. Since 1989, 7,720,300 shares have been repurchased.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                        Tambrands Inc. and subsidiaries

YEARS ENDED DECEMBER 31
(in thousands, except per share amounts)       1995         1994         1993
                                             --------     --------     --------
Net Sales                                    $683,092     $644,513     $611,465
  Cost of products sold                       231,625      206,111      201,706
                                             --------     --------     --------
Gross profit                                  451,467      438,402      409,759
Selling, administrative and general expenses:
  Marketing, selling and distribution         238,558      233,753      202,031
  Administrative and general                   52,546       53,034       61,378
  Restructuring and other charges                 -            -         30,042
                                             --------     --------     --------
                                              291,104      286,787      293,451
                                             --------     --------     --------
Operating Income                              160,363      151,615      116,308
  Interest, net and other                      (9,632)      (9,864)       2,344
  Litigation charge                           (11,396)         -            -
                                             --------     --------     --------
Earnings before provision for income taxes
  and cumulative effect of accounting change  139,335      141,751      118,652
Provision for income taxes                     53,813       52,022       44,950
                                             --------     --------     --------
Earnings Before Cumulative Effect of
  Accounting Change                            85,522       89,729       73,702
Cumulative effect of accounting change            -            -        (10,252)
                                             --------     --------     --------
Net Earnings                                 $ 85,522     $ 89,729     $ 63,450
                                             ========     ========     ========
  Average number of shares outstanding         36,671       36,992       38,632

Per Share
  Earnings before cumulative effect of
    accounting change                        $   2.33     $   2.43     $   1.91
  Cumulative effect of accounting change          -            -          (0.27)
                                             --------     --------     --------
  Net earnings                               $   2.33     $   2.43     $   1.64
                                             ========     ========     ========
  Dividends                                  $   1.78     $   1.70     $   1.56
                                             --------     --------     --------

See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Tambrands Inc. and subsidiaries

YEARS ENDED DECEMBER 31 (in thousands)         1995         1994         1993
                                             --------     --------     --------
Cash Flows from Operating Activities
Net earnings                                 $ 85,522     $ 89,729     $ 63,450
Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
    Depreciation and amortization              25,667       24,284       18,372
    Deferred income taxes                       2,158        4,557       (3,400)
    Cumulative effect of accounting change        -            -         10,252
    Litigation charge                           4,425          -            -
    Restructuring and other charges            (3,587)     (10,417)      14,946
    Change in:
      Accounts receivable                     (14,737)      (2,224)      21,485
      Inventories                              (8,326)       1,503          537
      Prepaid expenses and other
        current assets                           (591)      (1,901)         (81)
      Taxes on income                           8,350        5,925        3,426
      Accounts payable and accrued expenses     2,974       17,415         (256)
                                             --------     --------     --------
Net cash provided by operating activities     101,855      128,871      128,731
                                             --------     --------     --------
Cash Flows from Investing Activities
Capital expenditures                          (44,778)     (38,470)     (45,636)
Proceeds from sales of property, plant
  and equipment                                   108        2,093        3,686
Proceeds from sales of marketable securities      -            639        1,164
                                             --------     --------     --------
Net cash used in investing activities         (44,670)     (35,738)     (40,786)
                                             --------     --------     --------
Cash Flows from Financing Activities
Payment of dividends                          (65,274)     (62,721)     (60,154)
Purchase of shares for treasury                (4,326)     (71,118)     (57,946)
Short-term debt changes                       (17,448)       6,149      (18,308)
Reduction of medium-term obligations           (1,094)         -            -
Proceeds from medium-term obligations          24,091       29,983       30,000
Proceeds from exercise of stock
  options and other                             5,307        2,422       12,432
                                             --------     --------     --------
Net cash used in financing activities         (58,744)     (95,285)     (93,976)
                                             --------     --------     --------
Effect of exchange rate changes on cash        (1,182)         730         (658)
                                             --------     --------     --------
Net decrease in cash and cash equivalents      (2,741)      (1,422)      (6,689)
Cash and cash equivalents at beginning
  of year                                      13,876       15,298       21,987
                                             --------     --------     --------
Cash and cash equivalents at end of year     $ 11,135     $ 13,876     $ 15,298
                                             ========     ========     ========
Supplemental Cash Flow Information
  Income taxes paid                          $ 44,756     $ 49,500     $ 49,567
  Interest paid                                 9,188        4,573        4,574
                                             --------     --------     --------

See accompanying notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                        Tambrands Inc. and subsidiaries

YEARS ENDED DECEMBER 31
(in thousands, except per share amounts)                    1995         1994
                                                          --------     --------
Assets
Current assets
  Cash and cash equivalents                               $ 11,135     $ 13,876
  Accounts receivable, net                                  98,047       80,593
  Inventories                                               46,736       37,957
  Deferred taxes on income                                  17,724       18,892
  Prepaid expenses                                          12,289       14,385
  Other current assets                                      13,982       11,433
                                                          --------     --------
Total current assets                                       199,913      177,136
Property, plant and equipment, net                         216,122      194,315
Intangible and other assets                                  6,014        7,624
                                                          --------     --------
Total assets                                              $422,049     $379,075
                                                          ========     ========
Liabilities and Shareholders' Equity
Current liabilities
  Short-term borrowings                                   $ 55,063     $ 70,517
  Accounts payable                                          48,498       31,530
  Accrued expenses                                          73,330       80,381
  Taxes on income                                           27,078       20,732
                                                          --------     --------
Total current liabilities                                  203,969      203,160
Medium-term obligations                                     80,889       59,983
Deferred taxes on income                                    22,537       21,450
Postemployment benefits                                     11,682       12,468
                                                          --------     --------
Total liabilities                                          319,077      297,061

Shareholders' equity
  Common Stock, authorized 300,000,000 shares,
    par value $.25 per share; issued 43,547,938
    shares                                                  10,887       10,887
  Retained earnings                                        476,252      457,071
  Cumulative foreign currency translation adjustment       (14,223)     (13,621)
  Treasury stock                                          (368,543)    (371,016)
  Unamortized value of restricted stock and pension costs   (1,401)      (1,307)
                                                          --------     --------
Total shareholders' equity                                 102,972       82,014
                                                          --------     --------
Total liabilities and shareholders' equity                $422,049     $379,075
                                                          ========     ========

See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        Tambrands Inc. and subsidiaries

            (dollar amounts in thousands, except per share amounts)

NOTE 1

ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. Where alternatives exist, the choices selected are described below.

Principles of Consolidation

The consolidated financial statements include the accounts of Tambrands Inc. and all majority owned subsidiaries (the "Company"). All significant intercompany accounts and transactions are eliminated.

Foreign Currency Translation

For most foreign subsidiaries, the local currency is the functional currency and gains or losses resulting from translation are accumulated in a separate component of Shareholders' equity. For subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. In such cases, working capital items are translated using current exchange rates and all other balance sheet items are remeasured at historical exchange rates. Any gains or losses from remeasurement are included in earnings.

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

Financial Instruments

The Company utilizes derivative financial instruments, principally options and forward contracts, for the purpose of reducing its exposure to adverse fluctuations in foreign exchange rates. These contracts hedge actual and anticipated transactions and balances for periods consistent with the Company's committed and expected exposures. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are recognized in income as part of those carrying amounts. Gains and losses on contracts that do not qualify as hedges are recognized in earnings. Unamortized option premiums are deferred and amortized over the period being hedged. The Company does not hold or issue financial instruments for trading purposes.

Advertising Costs

Advertising costs are charged to earnings as incurred.

Earnings Per Share

Earnings per share of Common Stock are based on the average number of shares outstanding during each period. Outstanding stock options do not have a significant dilutive effect.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Standards

In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. Management believes that adoption of these Statements will not have a material impact on the Company's financial position and results of operations. These Statements are effective for fiscal years beginning after December 15, 1995.

Reclassifications

Certain reclassifications have been made to prior years' financial statements to conform to the 1995 presentation.

NOTE 2

BALANCE SHEET COMPONENTS

The components of certain balance sheet accounts at December 31 are as follows:
                                                            1995         1994
                                                          --------     --------
Accounts receivable, net
Accounts receivable trade                                 $ 93,603     $ 77,235
Less allowance for doubtful accounts                         1,667        1,456
                                                          --------     --------
                                                            91,936       75,779
Other                                                        6,111        4,814
                                                          --------     --------
                                                          $ 98,047     $ 80,593
                                                          ========     ========
Other current assets
Spare parts inventory                                     $ 10,460     $  8,753
Other                                                        3,522        2,680
                                                          --------     --------
                                                          $ 13,982     $ 11,433
                                                          ========     ========
Inventories
Raw materials                                             $ 17,952     $ 12,967
Finished goods                                              28,784       24,990
                                                          --------     --------
                                                          $ 46,736     $ 37,957
                                                          ========     ========
Current cost of LIFO inventories                          $ 30,834     $ 30,617
Stated value of LIFO inventories                            15,098       14,713
                                                          --------     --------
Excess of current cost over stated value                  $ 15,736     $ 15,904
                                                          ========     ========

                                                             1995         1994
                                                          ---------    ---------
Property, plant and equipment, net (at cost)
Buildings, leaseholds and improvements                    $ 63,972     $ 56,522
Machinery, equipment and fixtures                          245,931      230,333
Land                                                         3,802        3,808
Construction in progress                                    39,724       23,794
                                                          --------     --------
                                                           353,429      314,457
Less accumulated depreciation                              137,307      120,142
                                                          --------     --------
                                                          $216,122     $194,315
                                                          ========     ========
Intangible and other assets
Cost                                                      $ 12,983     $ 14,066
Less accumulated amortization                                6,969        6,442
                                                          --------     --------
                                                          $  6,014     $  7,624
                                                          ========     ========
Accrued expenses
Promotions                                                $ 20,032     $ 27,723
Salaries and benefits                                       25,067       25,480
Litigation reserves                                          5,180         -
Restructuring reserves                                       3,916        5,205
Other liabilities                                           19,135       21,973
                                                          --------     --------
                                                          $ 73,330     $ 80,381
                                                          ========     ========

NOTE 3

STATEMENT OF EARNINGS INFORMATION
                                               1995         1994         1993
                                             --------     --------     --------
Interest, net and other
  Net financing:
    Interest income                          $  1,124     $  1,304     $    983
    Interest expense                           (9,206)      (7,645)      (4,890)
                                             --------     --------     --------
                                               (8,082)      (6,341)      (3,907)
  Net realization on foreign
    currency transactions                      (1,743)      (3,449)       6,551
  Other                                           193          (74)        (300)
                                             --------     --------     --------
                                             $ (9,632)    $ (9,864)    $  2,344
                                             ========     ========     ========
Depreciation                                 $ 25,127     $ 23,545     $ 17,570
Advertising                                    63,272       66,484       48,309
Research and development                       12,204       10,735        9,881


NOTE 4

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

The following table sets forth the funded status of the plans and the amounts recognized in the accompanying financial statements.

                                                            1995         1994
                                                          --------     --------
Plan assets at fair value, primarily stocks and bonds     $107,897     $ 86,950
Actuarial present value of benefit obligations:
  Vested benefits                                          101,510       87,645
  Nonvested benefits                                         6,510        4,749
                                                          --------     --------
Accumulated benefit obligation                             108,020       92,394
Effect of projected future salary increases                  9,883        7,949
                                                          --------     --------
Projected benefit obligation                               117,903      100,343
                                                          --------     --------
Projected benefit obligation in excess of plan assets       10,006       13,393
Deferred actuarial adjustments                                (203)         412
Deferred prior service cost                                 (2,913)      (3,527)
                                                          --------     --------
Accrued pension cost included in accrued expenses         $  6,890     $ 10,278
                                                          ========     ========

At December 31, 1995 and 1994, the accumulated benefit obligation of the domestic plans exceeded plan assets by $8,460 and $9,962, respectively.

The net cost of pensions included in the Statements of earnings consists of:

                                                1995         1994         1993
                                             --------     --------     --------
Service cost: benefits earned during
  the period                                 $  3,940     $  5,045     $  4,940
Interest cost on projected
  benefit obligation                            8,389        8,093        7,288
Actual return on plan assets                  (19,493)       3,375      (12,703)
Net amortization and deferral                  11,900      (10,289)       6,697
                                             --------     --------     --------
                                             $  4,736     $  6,224     $  6,222
                                             ========     ========     ========

In 1995 and 1994, the discount rates used to determine the projected benefit obligation for the domestic plans were 7.25% and 8.5%, respectively, and the rates of increase in future compensation were 4.5% and 5%, respectively. For the international plans, the discount rates used to determine the projected benefit obligation ranged from 7.5% to 8% in 1995 and was 9% in 1994, and the rates of increase in future compensation ranged from 5% to 6% and 5.5% to 6% in 1995 and 1994, respectively. Expected long-term rates of return on plan assets ranged from 8.5% to 10% in 1995 and 8.5% to 9.25% in 1994. Prior service costs arising from plan amendments are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under each plan.

As of January 1, 1993, the Company adopted SFAS No. 112, "Employers'
Accounting for Postemployment Benefits," recognizing a charge to earnings of $16,000, amounting to $10,252 after tax or $0.27 per share. In 1992, the Company recognized the full amount of its estimated accumulated postretirement benefit obligation in accordance with the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The incremental annual cost of accounting for postretirement and postemployment benefits under the new accounting methods is not material. The actuarial assumptions used to measure the cost of postretirement benefits are consistent with those used to measure the cost of the pension plans.

The Company also sponsors a defined contribution 401(k) savings plan available to domestic employees who meet certain minimum age and service requirements. The plan, which is funded principally with the Company's Common Stock, includes provision for a discretionary contribution by the Company of up to 2% of each employee's covered earnings based on Company performance.

NOTE 5

INCOME TAXES

Provision for income taxes for the years ended December 31 has been made as follows:

                                                1995         1994        1993
                                             --------     --------     --------
Current tax expense
  United States                              $ 45,597     $ 47,866     $ 44,558
  Foreign                                       6,058         (401)       3,792
                                             --------     --------     --------
                                               51,655       47,465       48,350
Deferred tax expense
  United States                                   754        6,699       (3,915)
  Foreign                                       1,404       (2,142)         515
                                             --------     --------     --------
                                                2,158        4,557       (3,400)
                                             --------     --------     --------
                                             $ 53,813     $ 52,022     $ 44,950
                                             ========     ========     ========

Provision has not been made for income taxes on foreign subsidiaries' unremitted earnings to the extent that such earnings have been reinvested in the business; any U.S. income taxes payable on the distribution of available earnings should generally be offset by credits for foreign taxes paid.

Reconciliation of the statutory federal income tax rates to the Company's effective tax rates for the years ended December 31 are as follows:

                                                 1995         1994         1993
                                                 ----         ----         ----
Statutory federal tax rate                       35.0%        35.0%        35.0%
State taxes-net of federal benefit                3.5          4.3          3.9
Rate differential on foreign income              (3.7)        (2.3)        (2.3)
Effect of litigation charge                       1.1           -            -
Effect of restructuring charge                     -            -           1.1
Other differences                                 2.7         (0.3)         0.2
                                                 ----         ----         ----
Effective tax rate                               38.6%        36.7%        37.9%
                                                 ====         ====         ====

During 1995 and 1994, Shareholders' equity was credited for $343 and $76, respectively, for tax benefits relating to compensation expense for tax purposes in excess of the amounts recognized for financial reporting purposes.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The components of the net deferred tax assets (liabilities) for the years ended December 31 are as follows:

                                                            1995         1994
                                                          --------     --------
Deferred tax assets:
  Employee benefits                                       $  5,620     $  5,320
  Postemployment benefits                                    4,098        4,208
  Intercompany transactions                                  4,588        4,785
  Accrued liabilities                                        4,446        5,579
  Other                                                      4,271        4,830
                                                          --------     --------
                                                            23,023       24,722
                                                          --------     --------
Deferred tax liabilities:
  Property, plant and equipment                             21,351       19,307
  Safe harbor leases                                         5,973        6,816
  Other                                                        512        1,157
                                                          --------     --------
                                                            27,836       27,280
                                                          --------     --------
                                                          $ (4,813)    $ (2,558)
                                                          ========     ========

NOTE 6

RESTRUCTURING AND OTHER CHARGES

In 1993, the Company announced a program to restructure its worldwide operations to improve efficiency and reduce costs. Its previous investments in technology enabled it to operate with reduced manufacturing and administrative overhead and fewer employees. As a result, the Company provided $30,042, or $20,273 after tax, for this restructuring and the cost of management changes caused by the adoption of a consolidated international management strategy. During 1995, the reserve was reduced by $1,289 comprised primarily of international severance payments. At December 31, 1995, the remaining accrual of $3,916 related primarily to committed severance plans which will be substantially complete by December 31, 1996.

NOTE 7

COMMITMENTS AND CONTINGENCIES

The Company's lease of its headquarters in White Plains, New York and European headquarters in the United Kingdom are non-cancelable operating leases. Future minimum lease payments under operating leases with terms in excess of one year amount to $4,407 in 1996, $3,752 in 1997, $3,087 in 1998, $2,164 in 1999 and
$1,890 in 2000. Rent expense in 1995, 1994 and 1993 amounted to $5,029, $4,270 and $5,027, respectively.

The Company has been named in product liability litigation and claims arising from the alleged association of tampons with Toxic Shock Syndrome. The cases seek compensatory and punitive damages in various amounts.

The Company and certain of its former officers were named as defendants in a securities class action filed in 1993. In November 1995, the court approved a settlement of this litigation and dismissed the action against all defendants. The Company is involved, either as a named defendant or as the result of contractual indemnities, in several legal proceedings related to previously divested non-tampon businesses. Included in these are a patent infringement action and an environmental matter. In the second quarter of 1995, the Company provided for $11,396 ($8,686 after tax) for expenses related to the class action and other legal proceedings described in this paragraph.

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

NOTE 8

OBLIGATIONS

The Company's Short-term borrowings consist of commercial paper and notes payable bearing interest at prevailing market rates and supported by bank lines of credit amounting to $120,000 and $150,000 at December 31, 1995 and 1994, respectively. Commercial paper borrowings at December 31, 1995 and 1994 were $42,672 and $57,201, with average annual year-end interest rates of 5.6% and maturities through the second quarter of the subsequent year. Notes payable at December 31, 1995 and 1994 totaled $10,419 and $13,316 at average annual rates outstanding throughout the year of 7% and 5.7%, respectively. Commitment fees to secure the lines of credit are not material.

During 1995, the Company entered into $14,104 of medium-term obligations. At December 31, 1995, there were $12,869 outstanding of which $1,972 was payable within the next year. These obligations carry interest rates ranging from 7% to 7.9% and have various maturities through June 2003.

At December 31, 1995 and 1994, there were $70,000 and $60,000 of unsecured notes outstanding, respectively. At the end of both years, the notes carried interest rates ranging from 4.7% to 7.4% and had maturities ranging from January 1997 to May 2004.

The annual maturities on all medium-term obligations through the next five years amount to $1,972 in 1996, $12,147 in 1997, $2,319 in 1998, $32,501 in
1999 and $11,737 in 2000.

The terms of the Company's financing arrangements include various covenants which provide, among other things, for limitations on liens and the maintenance of a minimum debt service ratio. The Company was in compliance with such covenants at December 31, 1995.

NOTE 9

FINANCIAL INSTRUMENTS

As part of its risk management program, the Company minimized its exposure to foreign currency fluctuation through the use of forward exchange and option contracts. The Company does not enter into financial instruments for trading or speculative purposes. The agreements entered into are short-term in nature with maturities less than one year and the Company primarily acts as a buyer. The counterparties to these contracts are major financial institutions and the Company does not have significant exposure to any specific one. Management believes that credit risk of loss is remote and in any event would be immaterial.

The Company had forward exchange contracts with notional values of $7,846 and $18,883 at December 31, 1995 and 1994, respectively. The carrying value of these contracts approximated market. At December 31, 1995, the Company had foreign currency options with notional values of $30,373 and an estimated fair value of $322. At December 31, 1994, the Company had foreign currency options with notional values of $31,958 and an estimated fair value of $915. The unamortized premiums are amortized to income over the option periods and amounted to $432 and $520 at December 31, 1995 and 1994, respectively.

The Company only enters into forward exchange contracts which match the periods of the underlying transactions being hedged. The maximum loss on foreign currency options is the amount of premiums paid for those options. Therefore, the Company has no material exposure through the use of any of these financial instruments.

At December 31, 1995, medium-term notes were carried at the discounted value of $69,992 and medium-term obligations were carried at $12,869; both carrying values approximated market. At December 31, 1994, medium-term notes were carried at the discounted value of $59,983 and had an estimated fair value of $54,500.

NOTE 10
SHAREHOLDERS' EQUITY

The changes in Shareholders' equity for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                    Common     Treasury      Retained       Currency
                                    Stock         Stock      Earnings     Translation      Other     Total
                                    ------     --------      --------     -----------      -----     -----
December 31, 1992                   $ 10,887   $ (264,555)   $ 433,851    $ (10,586)    $ (1,391)  $ 168,206
Compensation plans                                 18,553       (6,325)                               12,228
Share repurchase                                  (57,946)                                           (57,946)
Net income                                                      63,450                                63,450
Dividends declared                                             (60,154)                              (60,154)
Translation adjustment                                                      (10,073)                 (10,073)
Other                                                                                       (686)       (686)
                                    --------   ----------    ---------    ---------     --------   ---------
December 31, 1993                   $ 10,887   $ (303,948)   $ 430,822    $ (20,659)    $ (2,077)  $ 115,025
Compensation plans                                  4,050         (759)                                3,291
Share repurchase                                  (71,118)                                           (71,118)
Net income                                                      89,729                                89,729
Dividends declared                                             (62,721)                              (62,721)
Translation adjustment                                                        7,038                    7,038
Other                                                                                        770         770
                                    --------   ----------    ---------    ---------     --------   ---------
December 31, 1994                   $ 10,887   $ (371,016)   $ 457,071    $ (13,621)    $ (1,307)  $  82,014
Compensation plans                                  6,799       (1,067)                                5,732
Share repurchase                                   (4,326)                                            (4,326)
Net income                                                      85,522                                85,522
Dividends declared                                             (65,274)                              (65,274)
Translation adjustment                                                         (602)                    (602)
Other                                                                                        (94)        (94)
                                    --------   ----------    ---------    ---------     --------   ---------
December 31, 1995                   $ 10,887   $ (368,543)   $ 476,252    $ (14,223)    $ (1,401)  $ 102,972
                                    ========   ==========    =========    =========     ========   =========

Common Stock

The Company has 300 million authorized shares of Common Stock.
Changes in outstanding shares for the years ended December 31 are as follows:

                                      1995            1994            1993
                                ----------      ----------      ----------
Shares outstanding at
        beginning of year       36,674,030      38,292,952      39,162,634
Purchased for treasury             (99,700)     (1,718,700)     (1,187,100)
Issued for stock option
        and other employee
        plans from treasury        147,989          99,778         317,418
                                ----------      ----------      ----------
Shares outstanding
        at end of year          36,722,319      36,674,030      38,292,952
                                ----------      ----------      ----------
Shares held in treasury
        at end of year           6,825,619       6,873,908       5,254,986
                                ----------      ----------      ----------

Stock Option Plans

The Company has stock option plans which provide for the granting of options to directors, officers and key employees to purchase shares of its Common Stock within ten years, at prices equal to or greater than the fair market value on the date of grant.

Activity for the years 1995, 1994  and 1993 is as follows:

                                              1995                       1994                           1993
                                   -----------------------     -------------------------       -----------------------
                                                   Average                      Average                       Average
                                      Shares         Price        Shares          Price           Shares        Price
                                   ---------     ---------     ---------       ---------       ---------     ---------
Options for Common Stock:
Outstanding at beginning of year   2,845,634     $   47.80     2,524,886       $   51.36       2,755,451     $   51.22
  Granted                            308,834         47.78       866,074           38.78         452,272         43.96
  Canceled                          (219,872)        53.44      (508,672)          51.94        (446,546)        54.04
  Exercised                          (97,134)        34.48       (36,654)          27.57        (236,291)        30.42
                                   ---------     ---------     ---------       ---------       ---------     ---------
Outstanding at end of year         2,837,462     $   47.95     2,845,634       $   47.80       2,524,886     $   51.36
                                   =========     =========     =========       =========       =========     =========

At December 31, 1995 and 1994, respectively, there were options for 1,823,593 and 1,290,051 shares exercisable at exercise prices of $48.95 and $52.73 and there were 2,442,356 and 2,299,071 shares available for granting options.

NOTE 11

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

For the years ended December 31, 1995 and 1994, the Company had a significant customer that accounted for 11.1% and 10.3%, respectively, of the Company's Net sales. No single customer accounted for 10% or more of Net sales in prior years.

In the geographic summary that follows, certain overhead costs are allocated to the geographic areas based on the anticipated benefit to be derived by the area. Restructuring and other charges of $30,042 reduced 1993 Operating income of the United States, Europe, Other international and Unallocated items, net by $2,237, $16,921, $1,781 and $9,103, respectively.

Information for the years ended December 31 are as follows:

                                               1995         1994         1993
                                             --------     --------     --------
Net sales
  United States                              $391,011     $381,975     $363,337
  Europe                                      210,567      195,748      182,854
  Other international                          81,514       66,790       65,274
                                             --------     --------     --------
                                             $683,092     $644,513     $611,465
                                             ========     ========     ========
Operating income
  United States                              $134,194     $142,931     $142,399
  Europe                                       43,530       27,112       31,347
  Other international                          14,135       10,314        2,114
  Unallocated items, net                      (31,496)     (28,742)     (29,510)
  Restructuring and other charges                 -            -        (30,042)
                                             --------     --------     --------
                                             $160,363     $151,615     $116,308
                                             ========     ========     ========
Identifiable assets at December 31
  United States                              $237,054     $212,346     $197,546
  Europe                                      169,665      152,295      153,016
  Other international                          15,330       14,434       11,836
                                             --------     --------     --------
                                             $422,049     $379,075     $362,398
                                             ========     ========     ========

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Tambrands Inc.:

We have audited the accompanying consolidated balance sheets of Tambrands Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tambrands Inc. and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, the Company changed its method for accounting for postemployment benefits in 1993.


/s/ KPMG Peat Marwick LLP

Stamford, Connecticut
January 23, 1996

                                                          SCHEDULE II

                        TAMBRANDS INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                               ($ in thousands)


                                                  1995        1994     1993
                                               ---------   --------- --------

Reserve deducted in the balance sheet
  from the asset to which it applies

Allowance for doubtful accounts:

Balance at beginning of period                     $1,456      $1,453   $1,560

Additions charged to cost and expenses                353          93      556

Reclassification of unrecoverable promotional          53          11     (144)
  allowance & other

Write-off of bad debts                               (195)       (101)    (519)

                                                   -------     ------   ------
Balance at end of period                            $1,667     $1,456   $1,453
                                                   =======     ======   ======

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



The Board of Directors and Shareholders
Tambrands Inc.:


Under date of January 23, 1996, we reported on the consolidated balance sheets of Tambrands Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the annual report on Form 10-K for the year 1995. Our report refers to a change in accounting for postemployment benefits in 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)2 of the annual report on Form 10-K for the year 1995. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP


Stamford, Connecticut
January 23, 1996

            SUPPLEMENTARY FINANCIAL INFORMATION AND QUARTERLY DATA
                                  (unaudited)

                                     First                     Second (a)                Third                    Fourth
(in millions, except         --------------------      --------------------     -------------------       --------------------
 per share amounts)            1995         1994         1995         1994        1995        1994         1995        1994
                             -------      -------      -------      -------     -------     -------       -------     -------
Net sales                    $ 166.9      $ 139.2      $ 176.3      $ 165.6     $ 178.1     $ 175.3       $ 161.8      $ 164.4
Gross profit                   111.6         95.3        117.9        113.0       116.8       117.6         105.2        112.5
Net earnings                    22.8         22.0         13.0         20.0        26.7        25.0          23.0         22.7
        Per share               0.62         0.58         0.36         0.54        0.73        0.68          0.63         0.62

(a) Includes the 1995 Litigation charge as described in the notes to the consolidated financial statements.

                               INDEX TO EXHIBITS
                               -----------------


Exhibit
Number                  Description
-------                 -----------


10(9)(c) Employment Protection Agreement between the Company and Mr. Thomas J. Mason, dated as of October 18, 1994.


10(9)(d) Employment Protection Agreement between the Company and Mr. Thomas Soper, III, dated as of August 29, 1994.


12                      Computation of Ratio of Earnings to Fixed Charges.


21                      Subsidiaries of the Company.


23                      Independent Auditors' Consent.


24                      Powers of attorney.

27                      Financial Data Schedules (in electronic format only).




        The Company will furnish a copy of any exhibit to a shareholder requesting such exhibit in writing upon payment by the shareholder of a fee representing the Company's reasonable expenses in furnishing such exhibit.