Form 10-Q
period 1996-03-31
TAMBRANDS INC
filed 1996-05-15
CIK 96277

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                    ---------------------------------------

                                 FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1996

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

 Common Stock, par value $.25 per share:   36,831,421 shares
                                           as of April 30, 1996

Index to Exhibits is set forth at page 10.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
- ----------------------------

                        TAMBRANDS INC. AND SUBSIDIARIES
           Consolidated Statements of Earnings and Retained Earnings
                  Three Months Ended March 31, 1996 and 1995
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                         Three Months Ended
                                                              March 31
                                                   --------------------------------
                                                       1996              1995
                                                   --------------    --------------
Net sales                                               $168,989          $166,947
     Cost of products sold                                55,841            55,304
                                                   --------------    --------------
Gross profit                                             113,148           111,643

Selling, administrative and general expenses:
     Marketing, selling and distribution                  60,453            58,684
     Administrative and general                           13,482            13,715
                                                   --------------    --------------
                                                          73,935            72,399
                                                   --------------    --------------

Operating income                                          39,213            39,244

     Interest, net and other                              (2,117)           (2,434)
                                                   --------------    --------------


Earnings before provision for income taxes                37,096            36,810

Provision for income taxes                                13,466            13,988
                                                   --------------    --------------

Net earnings                                              23,630            22,822

Retained earnings at beginning of period                 476,252           457,071
                                                   --------------    --------------
                                                         499,882           479,893
                                                   --------------    --------------

Dividends                                                 16,935            16,144
Net issuance of treasury stock                               832               (12)
                                                   --------------    --------------
                                                          17,767            16,132
                                                   --------------    --------------

Retained earnings at end of period                      $482,115          $463,761
                                                   ==============    ==============


Net earnings per share                                     $0.64             $0.62
                                                   ==============    ==============


Dividends per share                                        $0.46             $0.44
                                                   ==============    ==============

Average shares of Common Stock
     outstanding during the period                        36,775            36,685


See accompanying notes to consolidated financial statements on page 5.

                        TAMBRANDS INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     March 31, 1996 and December 31, 1995
                                (in thousands)

                                                                           1996
                                                                        (Unaudited)         1995
                                                                        ------------     ------------
ASSETS
- ------

Current assets:
    Cash and cash equivalents                                                $9,388          $11,135
    Accounts receivable, less allowance
      for doubtful accounts of $1,642
      in 1996 and $1,667 in 1995                                            108,999           98,047
    Inventories:
      Raw materials                                                          14,413           17,952
      Finished goods                                                         33,506           28,784
                                                                        ------------     ------------
                                                                             47,919           46,736
    Deferred taxes on income                                                 18,257           17,724
    Prepaid expenses and other current assets                                24,516           26,271
                                                                        ------------     ------------
Total current assets                                                        209,079          199,913
Property, plant and equipment                                               357,802          353,429
    Less accumulated depreciation                                          (142,674)        (137,307)
                                                                        ------------     ------------
                                                                            215,128          216,122
Intangible and other assets                                                   5,914            6,014
                                                                        ------------     ------------
Total assets                                                               $430,121         $422,049
                                                                        ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
    Short-term borrowings                                                   $62,515          $55,063
    Accounts payable                                                         42,262           48,498
    Accrued expenses                                                         71,164           73,330
    Taxes on income                                                          38,176           27,078
                                                                        ------------     ------------
Total current liabilities                                                   214,117          203,969
Medium-term obligations                                                      70,458           80,889
Deferred taxes on income                                                     22,843           22,537
Postemployment benefits                                                      11,464           11,682
                                                                        ------------     ------------
Total liabilities                                                           318,882          319,077
Shareholders' equity:
    Common Stock                                                             10,887           10,887
    Retained earnings                                                       482,115          476,252
    Cumulative foreign currency translation adjustment                      (16,037)         (14,223)
    Treasury stock                                                         (363,554)        (368,543)
    Unamortized value of restricted stock and pension costs                  (2,172)          (1,401)
                                                                        ------------     ------------
Total shareholders' equity                                                  111,239          102,972
                                                                        ------------     ------------
Total liabilities and shareholders' equity                                 $430,121         $422,049
                                                                        ============     ============


See accompanying notes to consolidated financial statements on page 5.

                    TAMBRANDS INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
              Three Months Ended March 31, 1996 and 1995
                            (in thousands)
                              (Unaudited)


                                                            1996             1995
                                                         ------------     ------------
Cash Flows from Operating Activities:
Net earnings                                                 $23,630          $22,822
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                               7,007            6,058
   Deferred income taxes                                        (108)             718
   Litigation charge                                            (151)              --
   Restructuring and other charges                              (244)          (1,429)
   Change in:
       Accounts receivable                                   (11,861)          (1,232)
       Inventories                                            (1,664)          (6,854)
       Prepaid expenses and other current assets               1,785            3,601
       Taxes on income                                        11,717            8,558
       Accounts payable and accrued expenses                  (8,214)          (8,728)
                                                         ------------     ------------

Net cash provided by operating activities                     21,897           23,514
                                                         ------------     ------------

Cash Flows from Investing Activities:
Capital expenditures                                          (7,200)          (8,034)
Proceeds from sales of property, plant
  and equipment                                                   34              580
                                                         ------------     ------------

Net cash used in investing activities                         (7,166)          (7,454)
                                                         ------------     ------------

Cash Flows from Financing Activities:
Payment of dividends                                         (16,935)         (16,144)
Short-term debt changes                                       (2,662)          (3,004)
Reduction of medium-term obligations                            (215)              --
Proceeds from exercise of stock options and other              3,301              558
                                                         ------------     ------------

Net cash used in financing activities                        (16,511)         (18,590)
                                                         ------------     ------------

Effect of exchange rate changes on cash                           33             (452)
                                                         ------------     ------------

Net decrease in cash and cash equivalents                     (1,747)          (2,982)

Cash and cash equivalents at beginning of period              11,135           13,876
                                                         ------------     ------------
Cash and cash equivalents at end of period                    $9,388          $10,894
                                                         ============     ============


See accompanying notes to consolidated financial statements on page 5.

Notes to Consolidated Financial Statements
- ------------------------------------------

1. The financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained therein, and are subject to audit and adjustment at the end of the fiscal year, with the exception of the Consolidated Balance Sheet at December 31, 1995, which has been derived from the audited financial statements at that date.


Item 2.  Management's Discussion and Analysis of Financial
- -------  --------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Results of Operations
- ---------------------

First-quarter Net sales of $169.0 million represents a 1% increase over the same period of 1995. This increase was primarily due to a favorable product mix resulting principally from a lower count bonus pack consumer promotion in the United States, higher priced new products and selective price increases in certain international markets, partially offset by lower unit volumes primarily in the United States and Latin America.

Gross profit as a percentage of Net sales was 67.0% for the first quarter versus 66.9% for the corresponding period of 1995. The higher margin is primarily attributable to improvements in product mix and pricing and continuing productivity efficiencies, partially offset by higher material costs.

Marketing, selling and distribution expenses were 3% above the first quarter of 1995. The higher spending levels principally reflect promotional support of the relaunched Tampax flushable line and the launch of Naturals in the United States, and the launch of a non-applicator tampon in France. Advertising was lower in the United States due to a high prior year comparison resulting from support of the Satin Touch product launch.

Administrative and general expenses were 2% lower than last year primarily as a result of management's continuing efforts to contain overhead costs. A reduction in the United States was partially offset by higher costs in Russia and Ukraine.

Operating income was flat versus the first quarter of 1995 due to higher Net sales and profit margin and lower administrative and general expenses, offset by higher marketing, selling and distribution expenses as discussed above.

Interest, net and other reflected a $.3 million decrease in expense from the comparable period of the prior year. The decrease is primarily due to realized foreign exchange losses in 1995 for which there were no corresponding losses in the current year.

The three months' effective tax rate was 36% versus 38% in the same period of 1995. The lower effective tax rate was principally due to the additional utilization of foreign tax credits in the current year.

Earnings per share for the first quarter were $.64 compared to $.62 in the corresponding period of 1995.

Outlook
- -------

The Company anticipates that the worldwide market for consumer products will continue to be highly competitive and sensitive to price. However, management will continue to evaluate price increase opportunities as appropriate. The Company expects the current high level of advertising and promotional activities and new product introductions by competitors to remain strong, along with continued activity in the private label sector.

During the first quarter and continuing into the early part of the second quarter, the U.S. tampon category in units remained relatively flat versus the same period of the prior year. Similarly, Tampax market share in the United States was below the comparable period of 1995 primarily due to strong competitive activity. The Company intends to proceed with its aggressive support of the Tampax tampon franchise with heightened levels of advertising and promotional activities and product line extensions in the United States and international markets.

The cost of manufacturing continues to be impacted by the prior escalation of raw material and packaging costs. The Company intends to proceed with productivity initiatives to help mitigate the effect of these cost increases. Based on the current downward trend of pulp and paper prices, management expects these costs to moderate somewhat through the latter part of 1996 and the first part of 1997.


Financial Condition
- -------------------

At March 31, 1996, there was a working capital deficit of $5 million compared to a deficit of $4.1 million at the prior year end. Cash flows from operating activities in the first quarter were $21.9 million versus $23.5 million in 1995. The reduction in cash flows from operating activities is primarily attributable to higher accounts receivable resulting from high March sales, partially offset by a smaller incremental increase in inventory levels and the timing of tax payments.

Capital expenditures of $7.2 million represent the Company's continued investment in equipment to improve product quality and productivity, modernize production facilities, and manufacture and launch new products. The spending levels in 1996 are expected to approximate those of 1995.

The Company anticipates that its future cash requirements will be met by its cash flows from operations and the ability to borrow from a variety of sources.

At March 31, 1996, total Shareholders' equity was $111.2 million compared with $103.0 million at December 31, 1995. The net increase in Shareholders' equity is primarily due to the $5.9 million growth of Retained earnings.


Information Concerning Forward-Looking Statements
- -------------------------------------------------

Statements contained in this Quarterly Report other than matters of historical fact are forward-looking statements, and are made based on management's expectations and beliefs concerning future developments and their potential effect on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Among the factors that could cause actual results to differ materially from such forward-looking statements are the following:

       - the market reception given the Company's new products, including TAMPAX NATURALS;

       - competitive pressures, including new product developments or increased advertising or promotional activity by existing or new competitors or growth in the private label tampon segment;

       - changes in the market for raw or packaging materials, which could impact the Company's manufacturing costs;

       - changes in the pricing of the products of the Company or its competitors;

       -  changes in consumer preferences affecting the usage of tampons;

       -  the loss of a significant customer;

       - the costs and uncertainties associated with implementation of actions resulting from the Company's ongoing evaluation of its business strategies and organizational structures;

       -  production delays or inefficiencies;

       - the costs and other effects of legal and administrative cases and proceedings, settlements and investigations;

       - real or perceived safety or quality issues with respect to the Company's products, whether arising from tampering or otherwise; and

       - changes in U.S. or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates.

       While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with its preparation of management's discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, the Company does not intend to review or revise any particular forward-looking statement in light of future events.

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

The Company and three of its former officers were named as defendants in certain shareholder lawsuits filed in 1993 in the United States District Court for the Southern District of New York and consolidated under the caption In Re Tambrands
                                                                 ---------------
Inc. Securities Litigation.  The parties stipulated to the certification of the
- --------------------------
consolidated lawsuit as a class action on behalf of all purchasers of the Company's common stock during the period December 14, 1992 through April 28, 1993. The complaint alleged that the Company's disclosures during the class period contained material misstatements and omissions concerning its anticipated future earnings and thereby allegedly violated Section 10(b) and Rule 10b-
5 of the Securities Exchange Act of 1934. In November 1995, the court approved a settlement of this litigation and dismissed the action against all defendants.

The Company was a nominal defendant in three purported shareholder derivative lawsuits filed in the Supreme Court of the State of New York for Westchester County and consolidated in October 1993 into a single action. Named collectively in the consolidated complaint as individual defendants were the Company's directors (other than Mrs. Busquet, Mr. Fogarty and Mrs. Hill), certain former directors and three of its former officers. The complaint alleged that the officer-defendants exposed the Company to liability in the shareholder class action described in the preceding paragraph and misappropriated corporate opportunities by trading in the Company's stock on the basis of nonpublic information. One of the former officers was also alleged to have received improper reimbursements from the Company for alleged personal expenses. The director-defendants were alleged to have acquiesced in the aforesaid alleged violations and to have received excessive compensation. The complaint sought to recover on behalf of the Company an unspecified amount of damages from the individual defendants. No relief was sought against the Company. In September 1994, the Court granted defendants' motion to dismiss the complaint for failure to make a demand upon the Board of Directors. In April 1996, this ruling was affirmed by the Appellate Division for the Second Department.

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

Items 2, 3, 4 and 5 of Part II have been omitted since either the Company's response to the Item would be negative or the Item is inapplicable.


Item 6.  Exhibits and Reports on Form 8-K
- ------   --------------------------------

a)  Exhibits
    --------

          Exhibit
          Number        Description
          -------       ------------

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

          Exhibit
          Number        Description
          -------       --------------------

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

        Exhibit
        Number               Description
        -------              -----------

          12 Computation of Ratio of Earnings to Fixed Charges, filed herewith.


          27 Financial Data Schedules, filed herewith (in electronic format only).


Exhibits 2, 11, 15, 18, 19, 22, 23, 24 and 99 have been omitted as inapplicable.

b)   Reports on Form 8-K
     -------------------

     The Company filed a Report under Item 5 of Form 8-K on February 1, 1996 in order to file a press release, issued by the Company on January 31, 1996, which contained the Company's fourth-quarter 1995 results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TAMBRANDS INC.


                                     ----------------------
                                         (Registrant)



                                         /s/ Susan J. Riley
                                         -------------------------
                                         Susan J. Riley
                                         Senior Vice President -
                                         Chief Financial Officer
                                         and Authorized Signatory


Date: May 14, 1996