Form 10-Q
period 1996-06-30
TAMBRANDS INC
filed 1996-08-14
CIK 96277

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                    ---------------------------------------

                                 FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1996

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

Common Stock, par value $.25 per share:   36,862,909 shares
                                        as of July 31, 1996
Index to Exhibits is set forth at page 10.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
- ----------------------------

                        TAMBRANDS INC. AND SUBSIDIARIES
           Consolidated Statements of Earnings and Retained Earnings
               Three and Six Months Ended June 30, 1996 and 1995
                   (in thousands, except per share amounts)
                                  (Unaudited)


                                               Three Months Ended June 30       Six Months Ended June 30
                                              ----------------------------    ----------------------------
                                                  1996            1995            1996            1995
                                              ------------    ------------    ------------    ------------

Net sales                                        $161,307        $176,338        $330,296        $343,285
     Cost of products sold                         54,068          58,428         109,909         113,732
                                              ------------    ------------    ------------    ------------
Gross profit                                      107,239         117,910         220,387         229,553

Selling, administrative and general expenses:
     Marketing, selling and distribution           72,178          66,604         132,631         125,288
     Administrative and general                    12,336          13,907          25,818          27,622
                                              ------------    ------------    ------------    ------------
                                                   84,514          80,511         158,449         152,910
                                              ------------    ------------    ------------    ------------

Operating income                                   22,725          37,399          61,938          76,643

     Interest, net and other                       (2,294)         (2,594)         (4,411)         (5,028)
     Litigation charge                                 -          (11,396)             -          (11,396)
                                              ------------    ------------    ------------    ------------

Earnings before provision for income taxes         20,431          23,409          57,527          60,219

Provision for income taxes                          7,416          10,372          20,882          24,360
                                              ------------    ------------    ------------    ------------

Net earnings                                       13,015          13,037          36,645          35,859

Retained earnings at beginning of period          482,115         463,761         476,252         457,071
                                              ------------    ------------    ------------    ------------
                                                  495,130         476,798         512,897         492,930
                                              ------------    ------------    ------------    ------------

Dividends                                          16,949          16,112          33,884          32,256
Net issuance of treasury stock                         86             (54)            918             (66)
                                              ------------    ------------    ------------    ------------
                                                   17,035          16,058          34,802          32,190
                                              ------------    ------------    ------------    ------------

Retained earnings at end of period               $478,095        $460,740        $478,095        $460,740
                                              ============    ============    ============    ============

Net earnings per share                              $0.35           $0.36           $1.00           $0.98
                                              ============    ============    ============    ============


Dividends per share                                 $0.46           $0.44           $0.92           $0.88
                                              ============    ============    ============    ============

Average shares of Common Stock
     outstanding during the period                 36,835          36,656          36,803          36,667

See accompanying notes to consolidated financial statements on page 5.


                        TAMBRANDS INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                      June 30, 1996 and December 31, 1995
                                (in thousands)



                                                               1996
                                                            (Unaudited)          1995
                                                            ------------     ------------
ASSETS
- ------
Current assets:
    Cash and cash equivalents                                    $9,591          $11,135
    Accounts receivable, less allowance
      for doubtful accounts of $1,634
      in 1996 and $1,667 in 1995                                123,443           98,047
    Inventories:
      Raw materials                                              12,680           17,952
      Finished goods                                             38,461           28,784
                                                            ------------     ------------
                                                                 51,141           46,736
    Deferred taxes on income                                     18,259           17,724
    Prepaid expenses and other current assets                    27,427           26,271
                                                            ------------     ------------
Total current assets                                            229,861          199,913
Property, plant and equipment                                   360,672          353,429
    Less accumulated depreciation                              (145,180)        (137,307)
                                                            ------------     ------------
                                                                215,492          216,122
Intangible and other assets                                       5,839            6,014
                                                            ------------     ------------
Total assets                                                   $451,192         $422,049
                                                            ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
    Short-term borrowings                                       $83,041          $55,063
    Accounts payable                                             53,699           48,498
    Accrued expenses                                             78,139           73,330
    Taxes on income                                              23,232           27,078
                                                            ------------     ------------
Total current liabilities                                       238,111          203,969
Medium-term obligations                                          69,852           80,889
Deferred taxes on income                                         22,983           22,537
Postemployment benefits                                          11,262           11,682
                                                            ------------     ------------
Total liabilities                                               342,208          319,077
Shareholders' equity:
    Common Stock                                                 10,887           10,887
    Retained earnings                                           478,095          476,252
    Cumulative foreign currency translation adjustment          (15,779)         (14,223)
    Treasury stock                                             (362,189)        (368,543)
    Unamortized value of restricted stock and pension costs      (2,030)          (1,401)
                                                            ------------     ------------
Total shareholders' equity                                      108,984          102,972
                                                            ------------     ------------
Total liabilities and shareholders' equity                     $451,192         $422,049
                                                            ============     ============

See accompanying notes to consolidated financial statements on page 5.


                        TAMBRANDS INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 1996 and 1995
                                (in thousands)
                                  (Unaudited)


                                                           1996             1995
                                                       ------------     ------------
Cash Flows from Operating Activities:
Net earnings                                               $36,645          $35,859
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                            14,135           12,403
   Deferred income taxes                                       (17)           1,489
   Litigation charge                                          (391)           8,686
   Restructuring and other charges                            (467)          (2,551)
   Change in:
       Accounts receivable                                 (26,417)         (25,850)
       Inventories                                          (4,906)         (10,705)
       Prepaid expenses and other current assets              (772)             768
       Taxes on income                                      (3,196)            (369)
       Accounts payable and accrued expenses                10,983            1,081
                                                       ------------     ------------

Net cash provided by operating activities                   25,597           20,811
                                                       ------------     ------------

Cash Flows from Investing Activities:
Capital expenditures                                       (14,818)         (18,359)
Proceeds from sales of property, plant
  and equipment                                                106              427
                                                       ------------     ------------

Net cash used in investing activities                      (14,712)         (17,932)
                                                       ------------     ------------

Cash Flows from Financing Activities:
Payment of dividends                                       (33,884)         (32,256)
Purchase of shares for treasury                                --            (4,326)
Short-term debt changes                                     16,792           25,106
Issuance of medium-term obligations                            176            5,555
Proceeds from exercise of stock options and other            4,602            1,414
                                                       ------------     ------------

Net cash used in financing activities                      (12,314)          (4,507)
                                                       ------------     ------------

Effect of exchange rate changes on cash                       (114)            (696)
                                                       ------------     ------------

Net decrease in cash and cash equivalents                   (1,544)          (2,324)

Cash and cash equivalents at beginning of period            11,135           13,876
                                                       ------------     ------------
Cash and cash equivalents at end of period                  $9,591          $11,552
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


Item 2.  Management's Discussion and Analysis of Financial Condition and
- -------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

Results of Operations
- ---------------------

Net sales for the second quarter of 1996 were $161.3 million, a decrease of 9% from the same period in the prior year. The decline is primarily attributable to a 16% reduction in unit sales in the United States resulting from intense competitive activity, particularly in the form of retail price promotions. The reduced volume was partially offset by selective price increases in certain international markets and in the United States. Net sales for the six months ended June 30, 1996 were $330.3 million, 4% below the same period of the preceding year. The reduction was primarily due to 9% lower unit sales in the United States resulting from intense competitive activity as discussed above. The lower volume was partially offset by price increases in the United States and certain international markets. During the second quarter of 1996, the U.S. tampon category in units remained relatively flat versus the same period of the prior year. Tampax U.S. market share in units during the second quarter of 1996 was below the comparable period of 1995 by 4.6 percentage points primarily due to strong competitive activity, particularly in the form of retail price promotions.

Gross profit as a percentage of Net sales was 66.5% and 66.7% for the second quarter and six months, respectively, versus 66.9% for each of the corresponding periods of 1995. The lower margin in the current year is primarily the result of the unfavorable volumes discussed above, partially offset by pricing improvements.

Marketing, selling and distribution expenses were 8% and 6% above the second quarter and first half of 1995, respectively. The increase in the second quarter principally reflects promotional support for the launch of Tampax Naturals in the United States and the launch of a non-applicator tampon in France. The same factors contributed to the elevated spending levels for the six-month period of the current year, which were also attributable in part to support for the relaunched Tampax flushable line in the first quarter of 1996. The increase in brand support was partially offset by income from the distribution of third-party products, primarily in Russia and Eastern
Europe.

Administrative and general expenses declined 11% and 7% in the second quarter and six months of 1996, respectively, versus the same period of 1995. The decrease is the result of management's continuing efforts to contain overhead costs.

Operating income for the three- and six-month periods was 39% and 19%, respectively, below the corresponding periods of 1995. The decrease was principally attributable to the lower sales volume and increased promotional activities, partially mitigated by favorable pricing, as discussed above.

Interest, net and other was favorable by 12% for both the second quarter and first half of 1996, compared to the corresponding periods of the prior year. The decrease is primarily due to a reduction in realized foreign exchange losses from the prior year.

The effective tax rate was 36% for each of the three- and six- month periods of 1996, versus 44% and 40% for the comparable periods of 1995, respectively. The lower effective tax rate was principally due to the litigation charge taken in 1995, which was not fully deductible, and the additional utilization of foreign tax credits in the current year.

Earnings per share were $.35 and $1.00 for the second quarter and six months of 1996, respectively, versus $.36 and $.98 for the comparable periods of the prior year. Earnings per share in 1995 would have been $.59 and $1.21 for the three- and six-month periods, respectively, excluding the litigation charge taken in the previous year.

Outlook
- -------

In the early part of the third quarter of 1996, the worldwide market for consumer products continued to be highly competitive and sensitive to price. The Company expects that this will continue throughout the remainder of 1996. However, management will continue to evaluate price increase opportunities as appropriate. The Company anticipates a continuation of the current high level of advertising and promotional activities and new product introductions by competitors, along with continued activity in the private label sector. As previously announced, full-year 1996 earnings are likely to be below 1995 earnings, which were $2.57 per share before the litigation charge taken in the second quarter of that year.

The Company intends to continue to support the Tampax tampon franchise aggressively with promotions, advertising and product line extensions in the United States and international markets.

The cost of manufacturing continues to be impacted by the prior escalation of raw material and packaging costs. Based on the current downward trend of pulp and paper prices, management expects these costs to moderate somewhat through the latter part of 1996 and the first part of 1997. The Company intends to continue its efforts to achieve productivity improvements in order to eliminate excess cost from the supply chain.

Financial Condition
- -------------------

At June 30, 1996, there was a working capital deficit of $8.3 million, compared to a deficit of $4.1 million at the prior-year end. Cash flows from operating activities for the six months ended June 30, 1996 were $25.6 million, versus $20.8 million in the comparable period of 1995. The increase in cash flows from operating activities is primarily attributable to higher accounts payable and lower inventory levels, partially offset by the timing of tax payments.

Capital expenditures of $14.8 million in the six months ended June 30, 1996 represent the Company's continued investment in equipment to improve product quality and productivity, modernize production facilities, and manufacture and launch new products. The spending levels in 1996 are expected to approximate those of 1995.

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

Items 2, 3 and 5 of Part II have been omitted since either the Company's response to the Item would be negative or the Item is inapplicable.

Item 4.   Submission of Matters to a Vote of Security Holders
- -------   ---------------------------------------------------

At the Annual Meeting of Shareholders held on April 23, 1996, the shareholders of the Company elected 12 directors for a one-year term. The number of votes cast at such meeting with respect to this matter is as follows:

                          Votes      Votes    Votes                 Broker
Matter                     For      Against  Withheld  Abstentions Non-Votes
- ------                     ---      -------  --------  ----------- ---------

Election of
Directors
- ---------

Lilyan H. Affinito      30,691,194            214,203
Anne M. Busquet         30,693,482            211,915
Paul S. Doherty         30,229,926            675,471
Edward T. Fogarty       30,695,827            209,570
Janet Hill              30,695,276            210,121
Robert P. Kiley         30,696,060            209,337
John Loudon             30,018,638            886,759
Ruth M. Manton          30,684,384            221,013
John A. Meyers          30,693,255            212,142
H.L. Tower              30,699,404            205,993
Howard B. Wentz, Jr.    30,695,422            209,975
Robert M. Williams      30,678,723            226,674


Further information regarding this matter is set forth in the Company's proxy statement, dated March 11, 1996, and is incorporated herein by reference.

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

          Exhibit
          Number       Description
          ------       -----------

          3(4)         By-Laws of Company, as amended, filed March 31, 1995 as
                       Exhibit 3(4) to the Company's Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

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

          4(4)(b) Form of Floating Rate Debt Security, filing December 16, 1993 as Exhibit 4-a to the Company's Report on Form 8-K, incorporated herein by refernce.

          4(4)(c) Form of Fixed Rate Debt Security, filed December 16, 1993 as Exhibit 4-b to the Company's Report on Form 8-K, incorporated herein by reference.

          Exhibit
          Number       Description
          ------       -----------

          10(1) Tambrands Inc. 1996 Non-Employee Director Stock Unit Plan, effective as of April 23, 1996, filed herewith.

          12 Computation of Ratio of Earnings to Fixed Charges, filed herewith.

          27 Financial Data Schedules, filed herewith (in electronic format only).

Exhibits 2, 11, 15, 18, 19, 22, 23, 24 and 99 have been omitted as inapplicable.



b)   Reports on Form 8-K
     -------------------

     The Company filed a Report under Item 5 of Form 8-K on April 24, 1996 in order to file a press release, issued by the Company on April 23, 1996, which contained the Company's first-quarter 1996 results.

     The Company filed a Report under Item 5 of Form 8-K on June 13, 1996 in order to file a press release, issued by the Company on June 12, 1996, which contained the Company's expectations for earnings for the second quarter of 1996 and the full year.

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

                                         TAMBRANDS INC.
                                    ______________________
                                          (Registrant)



                                         /s/ Susan J. Riley
                                         ________________________
                                         Susan J. Riley
                                         Senior Vice President -
                                         Chief Financial Officer
                                          and Authorized Signatory


Date: August 14, 1996