Form 10-Q
period 1996-09-30
TAMBRANDS INC
filed 1996-11-14
CIK 96277

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                    ---------------------------------------

                                   FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 1996

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

 Common Stock, par value $.25 per share:   36,907,682 shares
                                         as of October 31, 1996
Index to Exhibits is set forth at page 11.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                        TAMBRANDS INC. AND SUBSIDIARIES
           Consolidated Statements of Earnings and Retained Earnings
            Three and Nine Months Ended September 30, 1996 and 1995
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                           Three Months Ended            Nine Months Ended
                                                              September 30                 September 30
                                                           ------------------           ------------------
                                                             1996      1995               1996      1995
Net sales                                                  $175,124  $178,116           $505,420  $521,401
     Cost of products sold                                   60,662    61,288            170,571   175,020
                                                           --------  --------           --------  --------
Gross profit                                                114,462   116,828            334,849   346,381

Selling, administrative and general expenses:
     Marketing, selling and distribution                     64,392    57,892            197,023   183,180
     Administrative and general                              13,301    13,701             39,119    41,323

Restructuring charge                                         46,221        --             46,221        --
                                                           --------  --------           --------  --------
                                                            123,914    71,593            282,363   224,503
                                                           --------  --------           --------  --------

Operating income(loss)                                       (9,452)   45,235             52,486   121,878

     Interest, net and other                                 (2,159)   (2,301)            (6,570)   (7,329)
     Litigation charge                                           --        --                 --   (11,396)
                                                           --------  --------           --------  --------

Earnings(loss) before provision
     for income taxes                                       (11,611)   42,934             45,916   103,153

Provision for income taxes                                    3,137    16,228             24,019    40,588
                                                           --------  --------           --------  --------

Net earnings(loss)                                          (14,748)   26,706             21,897    62,565

Retained earnings at beginning of period                    478,095   460,740            476,252   457,071
                                                           --------  --------           --------  --------
                                                            463,347   487,446            498,149   519,636
                                                           --------  --------           --------  --------

Dividends                                                    16,964    16,125             51,604    48,381
Net change in treasury stock                                    (43)      639                875       573
                                                           --------  --------           --------  --------
                                                             16,921    16,764             52,479    48,954
                                                           --------  --------           --------  --------

Retained earnings at end of period                         $446,426  $470,682           $445,670  $470,682
                                                           ========  ========           ========  ========

Net earnings(loss) per share                                 ($0.40)    $0.73              $0.59     $1.71
                                                           ========  ========           ========  ========

Dividends per share                                           $0.46     $0.44              $1.38     $1.32
                                                           ========  ========           ========  ========

Average shares of Common Stock
     outstanding during the period                           36,861    36,640             36,821    36,661

See accompanying notes to consolidated financial statements on page 5.

                        TAMBRANDS INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                   September 30, 1996 and December 31, 1995
                                (in thousands)

                                                             1996
                                                          (Unaudited)    1995
                                                          -----------  ---------
ASSETS
------
Current assets:
    Cash and cash equivalents                              $   9,851   $  11,135
    Accounts receivable, less allowance
      for doubtful accounts of $1,680
      in 1996 and $1,478 in 1995                             116,154      98,047
    Inventories:
      Raw materials                                           12,442      17,952
      Finished goods                                          26,063      28,784
                                                           ---------   ---------
                                                              38,505      46,736
    Deferred taxes on income                                  18,263      17,724
    Prepaid expenses and other current assets                 25,279      26,271
                                                           ---------   ---------
Total current assets                                         208,052     199,913
Property, plant and equipment                                361,219     353,429
    Less accumulated depreciation                           (165,051)   (137,307)
                                                           ---------   ---------
                                                             196,168     216,122
Intangible and other assets                                    5,639       6,014
                                                           ---------   ---------
Total assets                                               $ 409,859   $ 422,049
                                                           =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Short-term borrowings                                  $  76,988   $  55,063
    Accounts payable                                          47,622      48,498
    Accrued expenses                                          88,572      73,330
    Taxes on income                                           13,444      27,078
                                                           ---------   ---------
Total current liabilities                                    226,626     203,969
Medium-term obligations                                       69,542      80,889
Deferred taxes on income                                      23,248      22,537
Postemployment benefits                                       11,078      11,682
                                                           ---------   ---------
Total liabilities                                            330,494     319,077
Shareholders' equity:
    Common Stock                                              10,887      10,887
    Retained earnings                                        446,426     476,252
    Cumulative foreign currency translation adjustment       (14,484)    (14,223)
    Treasury stock                                          (361,700)   (368,543)
    Unamortized value of restricted stock and
        pension costs                                         (1,764)     (1,401)
                                                           ---------   ---------
Total shareholders' equity                                    79,365     102,972
                                                           ---------   ---------
Total liabilities and shareholders' equity                 $ 409,859   $ 422,049
                                                           =========   =========

See accompanying notes to consolidated financial statements on page 5.

                        TAMBRANDS INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1996 and 1995
                                (in thousands)
                                  (Unaudited)

                                                       1996      1995
                                                     --------  --------
Cash Flows from Operating Activities:
Net earnings                                         $ 21,897  $ 62,565
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                       21,134    18,652
   Deferred income taxes                                  200     2,518
   Litigation charge                                   (3,012)    7,803
   Restructuring and other charges                     35,566    (2,496)
   Change in:
       Accounts receivable                            (18,581)  (24,680)
       Inventories                                      7,628    (6,516)
       Prepaid expenses and other current assets         (577)      899
       Taxes on income                                 (4,209)    6,043
       Accounts payable and accrued expenses             (995)       69
                                                     --------  --------

Net cash provided by operating activities              59,051    64,857
                                                     --------  --------

Cash Flows from Investing Activities:
Capital expenditures                                  (26,747)  (30,631)
Proceeds from sales of property, plant
  and equipment                                           186       541
                                                     --------  --------

Net cash used in investing activities                 (26,561)  (30,090)
                                                     --------  --------

Cash Flows from Financing Activities:
Payment of dividends                                  (50,848)  (48,381)
Purchase of shares for treasury                            --    (4,326)
Short-term debt changes                                10,769     7,654
Medium-term obligation changes                           (215)   11,338
Proceeds from exercise of stock options and other       5,332     3,567
                                                     --------  --------

Net cash used in financing activities                 (34,962)  (30,148)
                                                     --------  --------

Effect of exchange rate changes on cash                 1,188      (942)
                                                     --------  --------

Net (decrease) increase in cash and
   cash equivalents                                    (1,284)    3,677

Cash and cash equivalents at beginning of period       11,135    13,876
                                                     --------  --------
Cash and cash equivalents at end of period           $  9,851  $ 17,553
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

2. During the third quarter of 1996, a $46.2 million restructuring charge ($37.0 million after-tax) was taken to provide for the costs associated with rationalizing production facilities around the world in order to support the Company's global growth strategy. The charge included $26.2 million in asset write-offs and $20.0 million in accrued severance and other personnel costs in connection with the closure of the manufacturing plants in Tours, France; Tipperary, Ireland; St. Petersburg, Russia and Vermont, U.S.A. The Company anticipates that all of these plant closures will be completed by the end of 1997 as manufacturing capability is consolidated into the remaining plants. The restructuring charge provides for a reduction of 1,100 jobs from the worldwide workforce. However, approximately 500 new jobs will be created from the upgrade of the remaining manufacturing facilities and from the expanded marketing and product development capabilities. During the third quarter of 1996, additional consolidation costs of approximately $0.5 million were charged to the operating results. The Company anticipates that approximately $3.2 million of consolidation costs will be charged to operations as incurred during the fourth quarter.

Item 2.  Management's Discussion and Analysis of Financial
-------  --------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Results of Operations
---------------------

Net sales for the third quarter of 1996 were $175.1 million, a decrease of 2% from the same period in the prior year. The decline in net sales was principally attributable to lower worldwide volume. In the United States, the reduced volume was primarily a result of increased competitive activity in the form of retail price promotions and new product introductions. Additionally, the Company experienced volume declines in a number of countries including Canada, Japan, Russia and China. The lower volume was partially offset by selective price increases in certain international markets and in the United States. The third-quarter U.S. tampon category in units declined 0.6 percentage points versus the same period of 1995. Tampax U.S. market share in units for the third quarter was below the comparable period of 1995 by 2.9 share points, primarily due to strong competitive activity. Tampax U.S. market share in units for the third quarter of 1996 represented an improvement of 1.3 share points over the second quarter of the same year.

Net sales for the nine months ended September 30, 1996 were $505.4 million, down 3% from the same period of the preceding year. The decline in net sales was primarily due to lower volume which was particularly concentrated in the United States. The reduced volume was primarily a result of increased competitive activity in the form of retail price promotions and new product introductions. The lower volume was partially offset by selective price increases in certain international markets and in the United States.

Gross profit as a percentage of net sales was 65.4% and 66.3% for the third quarter and nine-month period, respectively, versus 65.6% and 66.4% for the corresponding periods of 1995. The lower margin in the current year was primarily the result of the unfavorable volumes discussed above, partially offset by pricing improvements.

Marketing, selling and distribution expenses were 11% and 8% above the three- and nine-month periods of 1995, respectively. The increases principally reflected promotional support for the launch of Tampax Naturals in the United States and the launch of a non-applicator tampon in France. The increase in brand support was partially offset by income from the distribution of third-party products, primarily in Russia and Eastern Europe.

Administrative and general expenses declined 3% and 5% in the third quarter and nine-month period of 1996, respectively, versus the same periods of the prior year. The decrease was the result of management's continuing efforts to contain overhead costs.

During the third quarter of 1996, a $46.2 million restructuring charge ($37.0 million after-tax) was taken to provide for the costs associated with rationalizing production facilities around the world in order to support the Company's global growth strategy. The charge included $26.2 million in asset write-offs and $20.0 million in accrued severance and other personnel costs in connection with the closure of the manufacturing plants in Tours, France; Tipperary, Ireland; St. Petersburg, Russia and Vermont, U.S.A. The Company anticipates that all of these plant closures will be completed by the end of 1997 as manufacturing capability is consolidated into the remaining plants. The restructuring charge provides for a reduction of 1,100 jobs from the worldwide workforce. However, approximately 500 new jobs will be created from the upgrade of the remaining manufacturing facilities and from the expanded marketing and product development capabilities. During the third quarter of 1996, additional consolidation costs of approximately $0.5 million were charged to the operating results. The Company anticipates that approximately $3.2 million of consolidation costs will be charged to operations as incurred during the fourth quarter.

The operating loss for the third quarter of 1996 of $9.5 million and the nine-month operating income as of September 30, 1996 of $52.5 million each included the pre-tax restructuring charge of $46.2 million. Exclusive of the restructuring charge, operating income for each of the third quarter and nine-month period decreased by 19% from the prior year. The decrease was principally attributable to the lower sales volume and increased promotional activities, partially mitigated by favorable pricing, as discussed above.

Interest, net and other was favorable by 6% and 10% for the three- and nine-month periods of 1996, respectively, compared to the corresponding periods of the prior year. The decrease was primarily due to a reduction in realized foreign exchange losses from the prior year.

The nine-month effective tax rate for 1996 was 52% compared to 39% for the comparable period of 1995. Exclusive of the restructuring charge, which was not fully deductible for tax purposes, the 1996 effective tax rate for each of the three- and nine-month periods would have been 36%. Exclusive of the litigation charge, the 1995 effective tax rate for each of the three- and nine-month periods would have been 38%. Comparing the effective tax rates exclusive of these charges, the lower effective tax rate in the current year is primarily due to the additional utilization of foreign tax credits in 1996.

Earnings(loss) per share were ($.40) and $.59 for the third quarter and nine-month period of 1996, respectively, versus $.73 and $1.71 for the comparable periods of the prior year. Excluding the restructuring charge of $1.00, 1996 earnings per share would have been $.60 for the third quarter and $1.60 for the nine-month period. Excluding the 1995 litigation charge of $.23, the prior year earnings per share would have been $.73 for the third quarter and $1.94 for the nine-month period.

Outlook
-------

The worldwide market for consumer products remains highly competitive and sensitive to price. The Company expects that this trend will continue. However, management will evaluate price increase opportunities as appropriate. The Company anticipates a continuation of the current high level of advertising and promotional activities and new product introductions by competitors, along with additional growth in the private label sector. Full-year 1996 earnings will be below 1995 earnings, which were $2.57 per share before the litigation charge taken in the second quarter of that year.

The Company intends to aggressively proceed with its support of the Tampax tampon franchise with advertising, promotions and product line extensions in the United States and international markets.

The cost of manufacturing continues to be impacted by the prior escalation of raw material and packaging costs. As a result of the downward trend of pulp and paper prices, these costs have moderated slightly. Management expects a continuation of this downward trend in prices through the remainder of 1996 and the first part of 1997. The Company expects that the plant restructuring program, coupled with the on-going efforts to eliminate excess costs from the supply chain, will lower overall production costs in the future.

Financial Condition
-------------------

At September 30, 1996, there was a working capital deficit of $19.3 million, compared to a deficit of $4.1 million at the prior year end. Cash flows from operating activities for the nine months ended September 30, 1996 were $59.1 million, versus $64.9 million in the comparable period of 1995. The decrease in cash flows from operating activities was primarily attributable to lower net earnings and the timing of tax payments, partially offset by better management of inventory and receivable levels.

Capital expenditures of $26.7 million for the nine months ended September 30, 1996 represent the Company's continued investment in equipment to improve product quality and productivity, modernize production facilities, and manufacture and launch new products. The spending levels in 1996 are expected to be somewhat below those of 1995.

The Company anticipates that its future cash requirements will be met by its cash flows from operations and the ability to borrow from a variety of sources.

Information Concerning Forward-Looking Statements
-------------------------------------------------

Statements contained in this Quarterly Report, other than matters of historical fact, are forward-looking statements and are made based on management's expectations and beliefs concerning future developments and their potential effect on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Among the factors that could cause actual results to differ materially from such forward-looking statements are the following:

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

                                    *  *  *

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

Exhibits 2, 10, 11, 15, 18, 19, 22, 23, 24 and 99 have been omitted as inapplicable.

b)   Reports on Form 8-K
     -------------------

     The Company filed a Report under Item 5 of Form 8-K on July 24, 1996 in order to file a press release, issued by the Company on July 23, 1996, which contained the Company's second-quarter 1996 results.

     The Company filed a Report under Item 5 of Form 8-K on September 18, 1996 in order to file a press release, issued by the Company on September 18, 1996, which announced, among other things, a restructuring and reorganization of certain of its operations.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TAMBRANDS INC.

                                         ----------------------
                                              (Registrant)



                                         /s/ Susan J. Riley
                                         ------------------------
                                         Susan J. Riley
                                         Senior Vice President -
                                         Chief Financial Officer
                                         and Authorized Signatory


Date: November 13, 1996