Form 10-K
period 1996-12-31
TAMBRANDS INC
filed 1997-03-31
CIK 96277

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            _______________________

                                   FORM 10-K
(Mark One)

    [x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                      OR

    [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934


Commission file number 1-8714


                                TAMBRANDS INC.
                                --------------
            (Exact name of registrant as specified in its charter)

            Delaware                                         13-1366500
--------------------------------                             ----------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification No.)

      777 Westchester Avenue
      White Plains, New York                                      10604
---------------------------------------                           -----
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code, is 914-696-6000
                                                       ------------

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
     Title of each class                       on which registered
                                              ---------------------

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

             Yes     X                       No
                   -----                        --------

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

                         [ ]

            The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 18, 1997 was $ 1,624,649,987. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

            As of March 14, 1997, 36,948,862 shares of the registrant's Common Stock were outstanding.


Documents Incorporated by Reference
-----------------------------------

            Part III of this Form 10-K incorporates by reference portions of the definitive Proxy Statement for the registrant's annual meeting of shareholders to be held on April 22, 1997, filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                    PART I
                                    ------

Item 1.  Business
------   --------


General
-------

      Tambrands Inc.("Tambrands") was incorporated under the laws of the State of Delaware in 1936. Tambrands' principal executive offices are located at 777 Westchester Avenue, White Plains, New York 10604 (telephone number 914-696-6000).

      Tambrands and its subsidiaries (the "Company") have been manufacturing and marketing menstrual tampons, which are sold under the trademark TAMPAX(R) since 1936. The Company is the leading manufacturer and marketer of tampons in the world. The Company operates in one industry segment, personal care products. In recent years, the Company has focused on its core TAMPAX tampon business worldwide and has placed an increased emphasis on the development and marketing of new products. The Company currently has manufacturing operations in five countries. In 1996, TAMPAX tampons were sold in over 150 countries. The Company's eight largest markets are the United States, the United Kingdom, France, Canada, Spain, CIS (principally Russia and Ukraine), Italy and Belgium.


Recent Developments
-------------------

      During the third quarter of 1996, the Company announced that it was implementing a single global organizational structure and a restructuring to increase efficiency, eliminate duplication, improve decision-making, and get new and improved products to the global market more quickly. A $46.2 million restructuring charge ($37.0 million after-tax) was taken to provide for the costs associated with restructuring production facilities around the world to support this global strategy. The restructuring program involves a reduction in the number of worldwide plants from nine to five and a reduction of 1,100 jobs from the worldwide workforce. Approximately 500 new jobs will be created from the upgrade of the remaining manufacturing facilities and expanded marketing and product development capabilities. See Note 6, "Restructuring Charge," included in the Notes to Consolidated Financial Statements incorporated by reference in item 8 of Part II hereof.

      As part of the Company's new global organization, Thomas J. Mason was appointed Executive Vice President and Chief Operating Officer of Tambrands. Also during 1996, Bruce P. Garren was appointed Vice President - General Counsel, Michael A. Hecht was appointed Vice President - Controller, and Sheila
A. Hopkins was appointed Vice President - U.S. Marketing.

      During 1996, the Company launched five new TAMPAX products in 14 markets around the world. TAMPAX NATURALS(TM), the only widely available tampon or pad to be made of 100% cotton, was introduced in the United States and Canada.

TAMPAX SIMPLE, a value brand, was introduced in Mexico. The Company introduced its TAMPAX COMPAK(R) brand in several Asian markets and TAMPAX SATIN in Italy. The Company also expanded its presence in the non-applicator segment by introducing its non-applicator tampons in a number of additional markets, including the United States.

      During 1996 and the beginning of 1997, the Company extended its international distribution alliance with SCA Molnlycke, a major global personal care products company headquartered in Sweden, whose products include sanitary pads and panty-liners. The Company now distributes Molnlycke's products in the United Kingdom, as well as Russia, and, commencing in mid-1997, Molnlycke will distribute the Company's products in France. The combined Tampax/Molnlycke line of products is the sanitary protection market leader in the United Kingdom and Russia and is expected to be a leader in France. The alliance significantly enhances the Company's strength in the international marketplace.

      The Company's 1996 capital spending programs comprised investments in equipment to improve product quality and productivity, modernize production facilities and manufacture and launch new products. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" incorporated by reference in item 7 of Part II hereof. The Company intends to continue its efforts to achieve productivity gains to improve margins, speed up the supply chain, and generate funds.

      Tambrands converted to a holding company structure as of December 31, 1996, with Tambrands remaining as the ultimate parent company and two new subsidiaries, Tambrands Mfg. Inc. and Tambrands Sales Corp., now performing manufacturing, sales and certain other functions. The Company does not expect any material effects on its business as a result of the new structure.

Products
--------

      Menstrual tampons represent all of the Company's net sales. The Company is the only tampon manufacturer to broadly offer a product in each of the three major market segments: cardboard applicator, plastic applicator and non-applicator. The Company's largest selling tampon is the TAMPAX flushable applicator tampon, which first became commercially available in 1936 and was upgraded and relaunched in 1995. The new 100%-cotton TAMPAX NATURALS tampon is made of all natural components and has a flushable, biodegradable applicator. It currently is being sold in the United States, Canada and Puerto Rico.

      The TAMPAX SATIN TOUCH(R) tampon has a rounded-end applicator with a patented, high gloss surface. This tampon, which was introduced in the United States in 1994, offers the ease and comfort of a plastic applicator, but with an all-paper applicator that is flushable and biodegradable. SATIN TOUCH was introduced nationally in Canada in 1993 and in

Puerto Rico and several Caribbean locations in 1995. In 1996, the Company introduced the TAMPAX SATIN(R) tampon in Italy. This tampon is similar to the SATIN TOUCH tampon and was first introduced in France in 1994. In 1995, it was introduced in Spain and Belgium, and in Denmark and Finland under the trademark TAMPAX SILKS(TM). The Company announced in 1996 that the new 100%-cotton SATIN Naturals tampon would be launched in 1997 in the United Kingdom.

      In 1994, the Company introduced nationally in the United Kingdom its TAMPAX TAMPETS(R) tampon. This non-applicator tampon has been sold in Ireland since 1993 and was introduced in 1995 in Australia, Israel and Portugal. In 1996, TAMPAX Non-Applicator tampons were launched in France, Russia, New Zealand and several other countries.

      TAMPAX tampons with plastic applicators are sold in the United States and Canada and, since 1995, have been sold in Brazil. TAMPAX COMPAK(R) tampons, with a compact all-plastic applicator, are sold in France, Spain and the United Kingdom, as well as in the United States, Canada and several other smaller markets. In 1996, the Company began marketing an improved COMPAK tampon with a shorter applicator and a wrapper for applicator disposal, and introduced COMPAK tampons in additional small markets.

      In 1994, the Company introduced nationally in the United States the TAMPAX LITES(R) tampon. This tampon is also sold in Canada and New Zealand, and is especially designed for use on days of light menstruation, when other tampons might be too absorbent for comfortable use. The Company sells TAMPAX comfort shaped flushable applicator tampons, with an all-paper rounded-end applicator and a slimmer design than the Company's original flushable applicator product. This tampon is sold in the United States, New Zealand and Japan. In 1996, the Company introduced a new value-brand tampon, TAMPAX SIMPLE tampons. This product, which has been introduced in test market in Mexico, has an all-paper applicator which is flushable and biodegradable.

      The Company continues to evaluate the possible introduction of its existing products in additional markets, as well as additional new products and product enhancements.

Marketing and Sales
-------------------

      Marketing operations are conducted either directly by the Company, or by third-party brokers or sales agents and distributors. Sales are made directly to drug, grocery, variety and discount stores and other comparable outlets, as well as to wholesalers and distributors. Sales to discount stores, including mass merchandisers and club stores, have been increasing as a percentage of total sales. For the years 1994, 1995 and 1996, Wal-Mart, together with its affiliated stores, accounted for approximately 10.3%, 11.1% and 12.2%, respectively, of the Company's net sales worldwide. No single customer (including distributors) of the Company accounted for 10% or more of total net sales prior to 1994. The marketplace for consumer products is becoming increasingly global and currently is characterized by growing trade consolidation and expansion across geographic borders.

      Substantially all sales involve extensions of credit. Credit terms generally are consistent with terms typically extended under local industry practices. In the United States, the Company typically offers a discount of 2% if payment is received within 30 days. In Canada, a 1% discount is typically offered if payment is received within 20 days. In the United Kingdom and most other European markets, discounts generally are not offered and payment terms range from 30 to 90 days. In other markets, credit terms with longer collection periods are common, and in some developing markets discounts for prompt payment are offered. Default rates by the Company's customers in the United States have been at or below industry averages, based on information from the Credit Research Foundation.

      In the United States, the Company's internal sales management group directly handles sales to certain large customer accounts. These sales have been increasing as a percentage of total sales. Other sales in the United States and sales in Belgium, France and the Netherlands are handled through third-party sales brokers, who also may sell other branded consumer products but generally do not carry products that compete with the products of the Company. Sales are conducted in the Czech Republic, Poland, Russia, Ukraine and the United Kingdom by the Company and in the People's Republic of China by its joint venture. In Canada, sales are conducted both by third-party sales brokers and by the Company. Sales are conducted in other countries through third-party distributors and agents. The Company's sales forces in the Czech Republic, Poland, Russia, Ukraine and the United Kingdom distribute or act as broker with respect to certain household consumer products for several other companies.

       The Company believes that the trend by retailers and distributors to reduce inventories and the related adverse impact on shipments will continue in future periods. The size of inventories at the trade level varies from month to month, sometimes considerably, due to a number of factors.

      Media advertising is important to the overall success of the TAMPAX tampon brand. In the United States, Canada and Europe, the Company focuses its advertising on women aged 12-34, using a variety of media, including television and print advertisements. The Company intends to aggressively proceed with its support of the TAMPAX tampon franchise with advertising, promotion and product line extensions. During 1996, the Company assigned its worldwide advertising account to Foote, Cone & Belding.

      During 1996, the Company changed the way it groups markets to focus more on common attributes of the consumer. Countries are now grouped into three tampon market "clusters": "very developed," "moderately developed," and "undeveloped." Each cluster is defined by category strength, common consumer attitudes, usage behaviors, cultural issues and other factors. This clustering approach drives the Company's global marketing plans, educational programs and product portfolio decisions.

      The Company provides significant educational and informational support for young women. The Company seeks to attract and retain customers through its teen education program, which is designed to help young women understand the various forms of sanitary protection and promotes trial usage of TAMPAX tampons. In certain markets, like Russia and China, the Company uses sampling with young women and physician awareness programs. In the Company's largest markets, the Company conducts school education programs that include videos, lecturers and booklets. In addition, during 1996, the Company was the first sanitary protection manufacturer to establish a web site targeted at young women. The web site is designed to answer young women's questions, obtain their feedback and provide product samples.


Competition
-----------

      Highly competitive conditions prevail in the feminine protection industry. The Company competes primarily on the basis of product performance, value and brand recognition.

      In the United States, there are four other manufacturers whose sales, directly or through subsidiaries, are significant in the total sanitary protection market: Johnson & Johnson, Kimberly-Clark Corporation, Playtex Family Products Corporation and The Procter & Gamble Company. Each of these corporations manufactures and sells external pads or menstrual tampons or both. Each makes and sells products other than external pads and tampons, and the total sales of all products by and the capitalization of each of Johnson & Johnson, Kimberly-Clark and Procter & Gamble are substantially greater than the total sales and capitalization of the Company. These factors may be helpful to the respective competitive positions of these companies in the feminine protection industry. Substantially all of the tampons manufactured by the above-mentioned four companies are sold under these companies' brand names. In addition, there is a small but growing private label segment of the industry. Management believes that the TAMPAX tampon's leading market share position in the U.S. tampon category (approximately 49.2% in dollars and 51.0% in units for the year 1996, according to Nielsen Marketing Research) and strong brand loyalty among consumers (as verified by household panel data obtained by Nielsen Marketing Research), are positive factors in the Company's ability to compete in the feminine protection industry. (Information obtained from Nielsen represents Nielsen estimates only.) During 1996, the level of competitive activity continued to increase in the United States, particularly in the areas of price discounting and new product introductions.

      The Company's U.S. volume in 1996 was lower than in 1995, primarily as a result of increased competitive activity in the form of retail price promotions and new product introductions. According to Nielsen Marketing Research, the Tampax U.S. market share in units for 1996 declined 2.7 share points versus 1995, primarily due to this increased competitive activity. However, the U.S. tampon category in units, as measured by Nielsen, improved 0.6 percentage points for 1996 versus 1995 and the Company's quarterly U.S. market share percentages for 1996 trended upward after the second quarter. The fourth quarter U.S. market share of 52.1%, as measured by Nielsen, was the Company's highest quarterly share for the year.

      Highly competitive conditions prevail in virtually all foreign markets. Competition tends to be fragmented and regional in nature in most of those markets, but tampons produced by, or under license from, Johnson & Johnson and Playtex, and external pads produced by, or under license from, Johnson & Johnson, Kimberly-Clark and Procter & Gamble, are sold in many of the foreign markets where the Company does business. During 1996, Johnson & Johnson marketed plastic applicator tampons manufactured by Playtex in a number of foreign markets where the Company does business. Competitive activity remained at high levels in Europe in 1996. This activity included the continued aggressive marketing of several external pad products.

      The worldwide market for consumer products remains highly competitive and sensitive to price. The Company expects that this trend will continue. However, in the second half of 1996, two competitors took selective price increases in the United States. Management will continue to evaluate price increase opportunities as appropriate. The Company anticipates a continuation of the current high level of advertising and promotional activities and new product introductions by competitors, along with continued growth in the private label sector.

Raw Materials
-------------

      The Company is increasing its sourcing of raw materials on a global basis. The principal raw materials used in the Company's business are cotton and rayon for tampons, paper and plastic for tampon applicators, and paperboard for cartons and containers. Most of these raw materials are readily available in the market from many sources. The cost of manufacturing continues to be impacted by the prior years' increases in raw material costs. Recently, as a result of the downward trend of pulp and paper prices and global purchasing efficiencies, the impact of these costs has moderated somewhat.

Trademarks and Patents
----------------------

      The Company owns a number of trademarks, trademark registrations and trademark applications in the United States and other countries, which, in the opinion of management, are significant. The Company's trademark registrations vary in duration and are typically renewable by the Company. Certain features of TAMPAX tampons are the subject of U.S. and foreign patents or patent applications owned by the Company. In management's opinion, certain of these patents are significant. The duration of the Company's patents ranges from 2 to 18 years (i.e., the patents have expiration dates ranging from the year 1999 to the year 2015).

Research and Development
------------------------

      The Company maintains a research and development laboratory at its facility in Palmer, Massachusetts. Management believes that developing better protecting and more comfortable and convenient products, and products which are environmentally sound, is important to maintaining the Company's competitive position. Research is directed toward these goals. The Company expended $12.6 million, $12.2 million and $10.7 million for research and development in 1996, 1995 and 1994, respectively.

Employees
---------

      It is anticipated that approximately 1,100 jobs will be eliminated as a result of the worldwide restructuring program announced in 1996. However, it is expected that approximately 500 new jobs will be created from the upgrade of the remaining manufacturing facilities and expanded marketing and product development capabilities. At December 31, 1996, the Company employed approximately 2,900 persons.

Foreign and Domestic Operations; Export Sales
---------------------------------------------

      The information regarding foreign and domestic operations of the Company set forth on pages F-18 and F-19 in Note 12, "Segment and Geographic Information," included in the Notes to Consolidated Financial Statements, is incorporated herein by reference.

      Over the past three years, sales by the Company's foreign operations accounted for approximately one-half of total unit sales.

      In 1996, sales between geographic areas and export sales of the Company were not significant.

Item 2.  Properties
------   ----------

Domestic Properties
-------------------

      The Company owns and operates three manufacturing plants in the United States, located in Auburn, Maine; Claremont, New Hampshire; and Rutland, Vermont. As part of its worldwide restructuring program announced in 1996, the Company plans to close and sell its Vermont facility during 1997. The Company is consolidating its U.S. manufacturing operations in its two other domestic plants. Product and process research and development, and certain accounting, data processing and sales and logistics operations are conducted at the Company's Technical Center, located in Palmer, Massachusetts. The Company owns each of these plants and the Technical Center. The Company leases headquarters office space in White Plains, New York.

      During the last fiscal year, the Company's domestic plants were suitable and adequate for the Company's requirements. The Company's domestic plants operate principally on a three-shift basis, and management believes that these plants have sufficient additional capacity to satisfy the anticipated requirements of the Company.

Foreign Properties
------------------

      As part of its worldwide restructuring program announced in 1996, the Company's manufacturing plants in Ireland and Russia were closed in 1996. The plant in Russia has been sold and it is anticipated that the plant in Ireland will be sold in 1997. Also as part of this restructuring program, the Company's manufacturing plant in France will be closed.

      The Company owns and operates manufacturing plants in Ukraine and the United Kingdom. In addition, the joint venture in the People's Republic of China, in which the Company has an 80% interest, has contractual rights to use a manufacturing plant there. The French and Irish manufacturing operations are being consolidated in the U.K. plant. The Company leases office space in the United Kingdom, Brazil, Canada, France, Mexico, Switzerland, China and Hong Kong as well as in several other countries.

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

Item 3.  Legal Proceedings
------   -----------------

      The Company is a defendant in a small number of product liability lawsuits based on allegations that toxic shock syndrome ("TSS") was contracted through the use of tampons. A small number of pre-suit claims involving similar TSS allegations have also been asserted. The damages alleged vary from case to case and often include claims for punitive damages.

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

Management of the Registrant
----------------------------

      The names and ages of all executive officers of Tambrands, the current office held by each, and the period during which each has served as such are set forth in the following table:


      Name         Age   Current Office                       Period Served In
      ----         ---   --------------                       Current Office
                                                              --------------
Edward T. Fogarty   60   Chairman, President and              1996 to date
                         Chief Executive Officer (1)

Bruce P. Garren     50   Vice President - General Counsel     1996 to date

Michael S. Krause   56   Senior Vice President - Global       1995 to date
                         Operations (2)

Thomas J. Mason     52   Executive Vice President and         1996 to date
                         Chief Operating Officer (3)

Susan J. Riley      38   Senior Vice President -              1995 to date
                         Chief Financial Officer

Thomas Soper, III   47   Senior Vice President - Corporate    1994 to date
                         Human Resources and
                         Communications (4)

Jerome B. Wainick   56   Vice President-Research and          1990 to date
                         Development


      (1) Mr. Fogarty has served as an officer of Tambrands since May 1994. From prior to March 1992 until May 1994, he was employed by Colgate-Palmolive Company as President - USA/Canada/Puerto Rico.

      (2) Mr. Krause has served as an officer of Tambrands since August 1995. From January 1995 until July 1995, he was employed by the Snacks Division of The Quaker Oats Company as Vice President - Supply Chain. From February 1994 until

August 1994, he was employed by Stella Foods Inc. as Executive Vice
President -Supply Chain. From prior to March 1992 until February 1994, he was employed by Goody Products, Inc. as Senior Vice President - Operations.

      (3) Mr. Mason has served as an officer of Tambrands since October 1994. From May 1992 until September 1994, he was employed by Dole Packaged Foods, a division of Dole Food Co., as President. From prior to March 1992 until May 1992, he was employed by Kraft General Foods as Executive Vice President and General Manager, Specialty Products.

      (4) Mr. Soper has served as an officer of Tambrands since October 1994. From prior to March 1992 until September 1994, he was employed by Alexander & Alexander Services Inc. (a provider of risk management, insurance brokerage and human resource management consulting services) as Senior Vice President - Corporate Human Resources.

      Each executive officer is appointed by the Board of Directors to serve until the first meeting of directors following the annual meeting of shareholders of Tambrands. Except as indicated in the footnotes above, the principal occupation and employment during the past five years of each of the above-named executive officers have been as an officer or other member of management of Tambrands or one or more of its subsidiaries.

      Other members of the Tambrands senior management, corporate staff and operating management are as follows:

Name                                  Title
----                                  -----

George R. Blees                       Vice President - Financial Planning and
                                      Analysis

R. Kent Doss                          Vice President - U.S. Sales

Michael A. Hecht                      Vice President - Controller


Sheila A. Hopkins                     Vice President - U.S. Marketing


Michele Jobling                       Vice President, General Manager  -
                                      U.K./Ireland


John C. LaBonty                       Vice President, General Manager ---
                                      Canada, Asia/Pacific, Latin
                                       America


Janey M. Loyd                         Vice President - Business Development and
                                      Communications


Kathleen B. Makrakis                  Director - Investor Relations
                                      and Shareholder Communications


Owen K. Rankin                        Vice President - Global Marketing

Christian Roure                       Vice President, General Manager - Europe,
                                      Africa, Middle East



                                    PART II
                                    -------


Item 5. Market for Registrant's Common Equity and
------  -----------------------------------------
        Related Shareholder Matters
        ---------------------------


      Tambrands Common Stock is traded on the New York and Pacific Stock Exchanges. The following table provides quarterly dividend and Common Stock price range information for the years 1995 and 1996:


                                    Common Stock
                                   Price Range (a)
                                ---------------------
                                                            Dividends
                                High              Low       Per Share
                                ----              ---       ---------
    1995
    ----
First Quarter                 $ 47             $ 37 7/8        $ 0.44

Second Quarter                  46 1/2           40 1/4          0.44

Third Quarter                   48 1/8           42 1/2          0.44

Fourth Quarter                  53               43 3/8          0.46


    1996
    ----

First Quarter                 $ 52 1/4         $ 46 3/4        $ 0.46

Second Quarter                  50 1/4           40 9/16         0.46

Third Quarter                   44 3/4           36              0.46

Fourth Quarter                  45 1/8           39 3/8          0.46

      (a)   Reflects trading on the New York Stock Exchange.

As of March 14, 1997, there were 6,385 holders of record of Tambrands Common Stock.

Item 6. Selected Financial Data
------  -----------------------

      The information required by this item is set forth in a separate section of this Annual Report on Form 10-K under the caption "Selected Financial Data" appearing on page F-2 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results
------  -----------------------------------------------
        of Operations and Financial Condition
        -------------------------------------

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

Item 9. Changes in and Disagreements with Accountants on
------  ------------------------------------------------
        Accounting and Financial Disclosure
        -----------------------------------

     None.

PART III
--------

Item 10.  Directors and Executive Officers of the Registrant
-------   --------------------------------------------------

      The information relating to nominees for election as directors of Tambrands set forth under the caption "Election of Directors" in Tambrands' definitive Proxy Statement for the annual meeting of shareholders to be held on April 22, 1997 is incorporated herein by reference.

      Mrs. Ruth A. Manton and Mr. John A. Meyers are currently directors of Tambrands, but they are retiring from the Board of Directors and they are not nominees for election as directors at the annual meeting of shareholders to be held on April 22, 1997. Mrs. Manton has been Chairman, President and
Chief Executive Officer of Aries Design Management, Inc., New York, New York (a marketing and licensing consulting firm) since before March 1992. She has been a director of Tambrands since 1981 and is 71 years old. Mr. Meyers has been Chairman and President of J.A.M. Enterprises, Vero Beach, Florida (a marketing and publishing consulting firm) since before March 1992. He has been a director of Tambrands since 1989 and is 68 years old.

      The information on executive officers set forth under the first two paragraphs of the caption "Management of the Registrant" beginning on page 11 hereof is incorporated herein by reference.

      The information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Tambrands' definitive Proxy Statement for the annual meeting of shareholders to be held on April 22, 1997 is incorporated herein by reference.

Item 11.  Executive Compensation
-------   ----------------------

      The information regarding executive compensation set forth under the captions "Information Regarding the Board of Directors - Compensation of Directors," "Executive

Compensation and Other Information" and "Proposal to Approve an Amendment to the 1991 Stock Option Plan - Amended Plan Grant Table" in Tambrands' definitive Proxy Statement for the annual meeting of shareholders to be held on April 22, 1997 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners
-------   ------------------------------------------------
          and Management
          ---------------

      The information regarding the security ownership of certain beneficial owners and management set forth under the caption "Security Ownership by Management and Others" in Tambrands' definitive Proxy Statement for the annual meeting of shareholders to be held on April 22, 1997 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

      None.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules,
-------   ----------------------------------------
          and Reports on Form 8-K
          -----------------------

As used in this Part, "Company" means Tambrands Inc.

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

                   3(4)(a) Resolution of the Board of Directors of the Company authorizing an amendment to the By-Laws of the Company, adopted on January 28, 1997, filed herewith.

                   3(4)(b) By-Laws of the Company, as amended, filed herewith.

                   4(1) Description of the rights of security holders set forth in the Certificate of Incorporation of the Company, as amended through April 28,1987, filed April 30, 1987 as Exhibit 4(a) to the Company's Form S-8 Registration Statement (Reg. No. 33-13902), incorporated herein by reference.

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

                   4(4)(b) First Supplemental Indenture dated as of December 31, 1996, among the Company,

                              Tampax Corporation, Tambrands Mfg., Inc. and
                              Tambrands Sales Corp. and Citibank, N.A., as trustee, to Indenture dated as of December 1, 1993 between the Company and Citibank, N.A., as trustee, relating to the Company's Medium-Term Note Program, filed herewith.

                   4(4)(c) Form of Floating Rate Debt Security, filed December 16, 1993 as Exhibit 4-a to the Company's Report on Form 8-K, incorporated herein by reference.

                   4(4)(d) Form of Fixed Rate Debt Security, filed December 16, 1993 as Exhibit 4-b to the Company's Report on Form 8-K, incorporated herein by reference.

                           Management Contracts and
                           Compensatory Plans and Arrangements
                           (Exhibits 10(1) - 10(20))
                            -----------------------


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

                  10(3)(i) Seventh Amendment to 1991 Stock Option Plan, effective as of January 28, 1997, filed herewith.

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


                  10(4)(c) Amendment to 1989 Restricted Stock Plan, effective as of January 28, 1997, filed herewith.

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

                  10(9)(b) Amended and Restated Employment Protection Agreement between the Company and Mr. Thomas J. Mason, dated as of October 1, 1996, filed herewith;

                  10(9)(c) Employment Protection Agreement between the Company and Mr. Thomas Soper, III, dated as of October 1, 1996, filed as Exhibit 10(9)(d) to the Company's Report on Form 10-K for the year 1995, incorporated herein by reference;


                  10(9)(d) Employment Protection Agreement between the Company and Mr. Michael S. Krause, dated as of July 5, 1995, filed herewith;

                  10(9)(e) Employment Protection Agreement between the Company and Ms. Susan J. Riley, dated as of December 15, 1994, filed herewith;

                              The Company has agreements similar to the agreements listed as Exhibits 10(9)(c), 10(9)(d) and 10(9)(e) with its other executive officers.

                 10(10) Resolution of the Board of Directors of the Company with respect to the compensation of the Board, adopted on December 13, 1994, filed as
                              Exhibit 10(11) to the Company's Report on Form 10-K for the year 1994, incorporated herein by reference.

                 10(11) 1995 Directors Stock and Deferred Compensation Plan, effective as of July 1, 1995, included as Exhibit A to the Company's Proxy Statement, dated March 10, 1995, for the annual meeting of shareholders held on April 25, 1995, incorporated herein by reference.

                 10(12) Executive Severance Program of the Company, filed as Exhibit 10(15) to the Company's Report on Form 10-K for the year 1989, incorporated herein by reference.

                 10(13) 1981 Annual Incentive Plan of the Company, as amended through March 30, 1995, filed as Exhibit 10(1) to the Company's Report on Form 10-Q for the quarter ended March 31, 1995, incorporated herein by reference.

                 10(14) Letter Agreement between the Company and Mr. Edward T. Fogarty, dated as of April 25, 1994, filed as Exhibit 10(1) to the Company's Report on Form 10-Q for the quarter ended June 30, 1994, incorporated herein by reference.

                 10(15) Letter Agreement between the Company and Mr. Thomas Soper, III, dated as of August

                              29, 1994, filed as Exhibit 10(7) to the Company's Report on Form 10-K for the year 1994, incorporated herein by reference.


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

                 10(18) Restricted Stock Agreement between the Company and Mr. Edward T. Fogarty, dated May 31, 1994, filed as Exhibit 10(3) to the Company's Report on Form 10-Q for the quarter ended June 30, 1994, incorporated herein by reference.

                 10(19) Stock Option Agreement between the Company and Mr. Edward T. Fogarty, dated May 31, 1994, filed as
                              Exhibit 10(4) to the Company's Report on Form 10-Q for the quarter ended June 30, 1994, incorporated herein by reference.

                 10(20) Tambrands Inc. 1996 Non-Employee Director Stock Unit Plan, effective as of April 23, 1996, filed as Exhibit 10(1) to the Company's Report on Form 10-Q for the quarter ended June 30, 1996, incorporated herein by reference.

                  10(21)(a)   Commercial Paper Dealer Agreement between the
                              Company and Merrill Lynch Money Markets, Inc., dated November 18, 1992, filed as Exhibit 10(15)
                              (a) to the Company's Report on Form 10-K for the year 1992, incorporated herein by reference.

                  10(21)(b)   Letter Agreement between the Company and the First
                              National Bank of Chicago, dated as of November 18,
                              1992, filed as Exhibit 10(15)(b) to the Company's
                              Report on Form 10-K for the year 1992,
                              incorporated herein by reference.

                  10(21)(c)   Amended and Restated Credit Agreement by and among
                              the Company, Tambrands Limited, the signatory banks thereto and The Bank of New York, as agent, dated as of September 6, 1994, filed as Exhibit 10(5) to the Company's
                              Report on Form 10-Q for the quarter ended
                              September 30, 1994, incorporated herein by reference.

                  10(21)(d)   Amendment No. 1, dated as of May 5, 1995, to the
                              Amended and Restated Credit Agreement, dated as of September 6, 1994, by and among the Company, Tambrands Limited, the signatory banks thereto and The Bank of New York, as agent, filed as Exhibit
                              10(3) to the Company's Report on Form 10-Q for the quarter ended June 30, 1995, incorporated herein by reference.

                  10(21)(e)   Amendment No. 2, dated as of December 13, 1996, to
                              the Amended and Restated Credit Agreement, dated as of September 6, 1994, by and among the Company, Tambrands Limited, the signatory banks thereto and The Bank of New York, as agent, filed herewith.

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

    (b)     Reports on Form 8-K

            The Company filed a Report under Item 5 of Form 8-K on October 23, 1996 in order to file a press release, issued by the Company on October 23, 1996, which contained the Company's third-quarter 1996 results.


TAMPAX, COMPAK, LITES, TAMPAX NATURALS, SATIN, SATIN TOUCH, TAMPAX SILKS, SIMPLE and TAMPETS are trademarks of the Company.

                                  SIGNATURES
                                  ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TAMBRANDS INC.


                                           /s/EDWARD T. FOGARTY
Date:  March 28, 1997                   By --------------------
                                           Edward T. Fogarty
                                           Chairman, President and
                                           Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                      Title                          Date
     ---------                      -----                          ----


/s/ EDWARD T. FOGARTY           Chairman, President             March 28, 1997
------------------------        and Chief Executive
EDWARD T. FOGARTY               Officer and Director
                                (Principal Executive
                                Officer)


/s/ SUSAN J. RILEY              Senior Vice                     March 28, 1997
------------------------        President-Chief
SUSAN J. RILEY                  Financial Officer
                                (Principal Financial
                                Officer)


/s/ MICHAEL A. HECHT            Vice President -                March 28, 1997
------------------------        Controller
MICHAEL A. HECHT                (Principal Accounting
                                Officer)

Signature                       Title                   Date
---------                       -----                   ----

        *                       Director                March 28, 1997
-----------------------
LILYAN H. AFFINITO


        *                       Director                March 28, 1997
-----------------------
ANNE M. BUSQUET


        *                       Director                March 28, 1997
-----------------------
PAUL S. DOHERTY


        *                       Director                March 28, 1997
-----------------------
JANET HILL


        *                       Director                March 28, 1997
-----------------------
ROBERT P. KILEY


        *                       Director                March 28, 1997
-----------------------
JOHN LOUDON


        *                       Director                March 28, 1997
-----------------------
RUTH M. MANTON


        *                       Director                March 28, 1997
-----------------------
JOHN A. MEYERS


        *                       Director                March 28, 1997
-----------------------
H.L. TOWER


/s/ HOWARD B. WENTZ, JR.        Director                March 28, 1997
-----------------------
HOWARD B. WENTZ, JR.

        *                       Director                   March 28, 1997
-------------------------
ROBERT M. WILLIAMS



      /s/EDWARD T. FOGARTY
* By ---------------------
     Edward T. Fogarty
     Attorney-in-Fact

                         INDEX TO FINANCIAL INFORMATION
                         ------------------------------
                                                              Page
                                                            Reference
                                                            ---------


Selected Financial Data...................................    F-2

Management's Discussion and Analysis of
Results of Operations and Financial
Condition.................................................    F-3

Financial Statements:

          Consolidated Statements of Earnings
          for the years ended
          December 31, 1996, 1995 and 1994................    F-6

          Consolidated Balance Sheets as of
          December 31, 1996 and 1995......................    F-7

          Consolidated Statements of Cash
          Flows for the years ended
          December 31, 1996, 1995 and 1994................    F-8

          Notes to Consolidated Financial
          Statements......................................    F-9

          Independent Auditors' Report on
          Consolidated Financial Statements...............   F-20


Financial Statement Schedule:

          II Valuation and Qualifying Accounts............   F-21

          Independent Auditors' Report on
          Financial Statement Schedule....................   F-22

          Supplementary Financial Information
          and Quarterly Data for the years
          ended December 31, 1996 and 1995................   F-23

                                TAMBRANDS INC.
                            Selected Financial Data
                  ($ in thousands, except per share amounts)

Years ended December 31                                 1996 (a)   1995 (a)     1994      1993 (a)    1992
                                                       ---------  ---------   ---------  ---------  ---------
Net sales                                              $662,112   $683,092    $644,513   $611,465   $684,113

Gross profit                                            435,764    451,467     438,402    409,759    456,032

Marketing, selling and distribution                     248,644    238,558     233,753    202,031    193,477

Administrative and general                               48,625     52,546      53,034     61,378     67,823

Restructuring charge                                     46,221      -           -         30,042      -

Operating income                                         92,274    160,363     151,615    116,308    194,732

Litigation Charge                                         -         11,396       -          -          -

Earnings before cumulative effect
  of accounting change                                   45,803     85,522      89,729     73,702    122,409

Earnings before cumulative effect
  of accounting change per share                           1.24       2.33        2.43       1.91       3.09

Average number of shares outstanding                     36,842     36,671      36,992     38,632     39,640

Total assets                                            409,966    422,049     379,075    362,398    372,981

Medium-term notes obligations                            69,205     80,889      59,983     30,000      -

Dividends per share                                        1.84       1.78        1.70       1.56       1.40

(a) Results and related financial data include restructuring charges in 1996 and 1993 and a litigation charge in 1995.

Management's Discussion and Analysis


RESULTS OF OPERATIONS

1996 vs. 1995    Net sales for 1996 were $662.1 million, down 3% from the prior year. The decline in net sales was primarily due to lower worldwide volume principally in the United States. The reduced U.S. volume was primarily a result of increased competitive activity in the form of retail price promotions and new product introductions. The lower volume was partially offset by selective price increases in certain international markets and in the United States. The U.S. tampon category in units improved 0.6 percentage points for the year versus 1995. Tampax U.S. market share in units for the current year declined 2.7 share points versus the prior year to 51%, primarily due to the increased competitive activity discussed above. However, the Company's quarterly U.S. market share has been trending upward since the second quarter of 1996. The fourth quarter U.S. market share of 52.1% was the Company's highest quarterly share for the year.

Gross profit as a percentage of net sales was 65.8% compared to 66.1% for the prior year. The lower margin in the current year was primarily the result of the unfavorable volumes discussed above and one-time consolidation costs relating to the restructuring of the Company's manufacturing facilities. The decrease was partially offset by pricing improvements.

Marketing, selling and distribution expenses were 4% higher than the prior year. The increase principally reflected promotional support for the launch of Tampax Naturals in the United States and the launch of a non-applicator tampon in France.

Administrative and general expenses declined 8% versus the prior year. The decrease was the result of management's continuing efforts to contain overhead costs.

During the third quarter of 1996, the Company announced that it was implementing a single global structure and a restructuring to increase efficiency, eliminate duplication, improve decision-making, and get new and improved products to the global market more quickly. A $46.2 million restructuring charge ($37.0 million after-tax) was taken to provide for the costs associated with restructuring production facilities around the world to support this global strategy. The charge included $26.2 million in asset write-downs and $20.0 million in severance and employee related costs in connection with the closure of the manufacturing plants in Tours, France; Tipperary, Ireland; St. Petersburg, Russia; and Rutland, Vermont, U.S.A. The restructuring charge provides for a reduction of 1,100 jobs from the worldwide workforce. However, approximately 500 new jobs will be created from the upgrade of the remaining manufacturing facilities and expanded marketing and product development capabilities. As a result of the restructuring, consolidation costs of approximately $2.8 million were charged to the current year operating results. As of December 31, 1996, approximately 530 jobs had been eliminated and the remaining accrual of $15.5 million related primarily to severance and employee related costs in the United States and France. The restructuring is expected to be substantially complete by December 31, 1997.

Operating income of $92.3 million included the pre-tax restructuring charge of $46.2 million. Exclusive of the restructuring charge, operating income decreased by 14% from the prior year. The decrease was principally attributable to the lower sales volume and increased promotional activities, partially mitigated by favorable pricing, as discussed above.

Interest, net and other was favorable by 7% compared to 1995. The decrease was primarily due to a reduction in realized foreign exchange losses from the prior year.

The effective tax rate for 1996 was 45% compared to 38.6% for 1995. Exclusive of the restructuring charge, which was not fully deductible for tax purposes, the 1996 effective tax rate would have been 36.1%. Exclusive of the litigation charge, the 1995 effective tax rate would have been 37.5%. Comparing the effective tax rates exclusive of these charges, the lower effective tax rate in the current year is primarily due to the additional utilization of foreign tax credits in 1996.

Net earnings were $45.8 million ($1.24 earnings per share) for 1996 versus $85.5 million ($2.33 earnings per share) for the prior year. Excluding the restructuring charge, 1996 net earnings would have been $82.8 million ($2.25 earnings per share). Excluding the 1995 litigation charge, the prior year net earnings would have been $94.2 million ($2.57 earnings per share).

                                                 TAMBRANDS INC. AND SUBSIDIARIES


Outlook    The worldwide market for consumer products remains highly competitive and sensitive to price. The Company expects that this trend will continue. However, in the second half of 1996, two competitors took selective price increases in the United States. Management will continue to evaluate price increase opportunities as appropriate. The Company anticipates a continuation of the current high level of advertising and promotional activities and new product introductions by competitors, along with continued growth in the private label sector. The Company intends to aggressively proceed with its support of the Tampax tampon franchise with advertising, promotions and product line extensions. The Company has a significant customer that accounted for 12.2% of net sales in 1996.

The cost of manufacturing continues to be impacted by the prior years' increases in raw material and packaging costs. Recently, as a result of the downward trend of pulp and paper prices and global purchasing efficiencies, the impact of these costs has moderated. The full benefit of the restructuring program and other on-going cost reduction activities are expected to lower overall production costs by the beginning of 1998.

1995 vs. 1994 Net sales for 1995 were $683.1 million, an increase of 6% from 1994. The increase was primarily due to higher unit sales in the United States, Russia/Ukraine, Canada, Latin America, and in Europe with the exception of the United Kingdom. The overall increase in unit sales was principally attributable to the strengthening of the tampon category and Tampax market shares over the prior year in our core markets, with the exception of the United Kingdom where the category had declined but toward the end of the year showed improvement. Strong unit sales and favorable foreign currency translation were somewhat offset by lower average prices in the United States due to changes in the sales mix.

Gross profit as a percent of net sales was 66.1% for 1995 vs. 68% in 1994. The margin reduction in 1995 was principally due to a change in the mix of product and package sizes, increasing costs of raw and packaging materials, and manufacturing start-up costs in the United States associated with the fourth-quarter 1995 relaunch of the Tampax flushable line and the production of Tampax Naturals, which was launched in early 1996. The decrease in margin was partially offset by productivity improvements resulting from our capital spending program.

Marketing, selling and distribution expenses were up 2% compared with the prior year. The increase was primarily due to unfavorable foreign exchange translations and higher marketing expenditures partially offset by lower fourth-quarter advertising and promotional activity in anticipation of the Tampax Naturals launch in the United States.

Administrative and general expenses were 1% lower than 1994 primarily as a result of management's continuing efforts to contain overhead costs. A reduction in the United States was partially offset by higher costs in international markets due to management changes.

Operating income of $160.4 million was 6% higher than the prior year. The increased sales volume was partially mitigated by the factors reducing gross profit discussed above.

Interest, net and other expense decreased slightly in 1995 compared to 1994. A reduction in realized foreign exchange losses was partially offset by higher interest expense resulting from higher average interest rates and higher borrowing levels.

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

Net earnings were $85.5 million ($2.33 earnings per share) compared to $89.7 million ($2.43 earnings per share) in 1994. The principal reason for the decline was due to the litigation charge that the Company took in the second quarter. Exclusive of the litigation charge, net earnings would have been $94.2 million ($2.57 earnings per share) compared to $89.7 million ($2.43 earnings per share) in 1994.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities 1996 Cash flows from operating activities were $101.6 million compared to $101.9 for 1995. Improved management of inventories and accounts receivable were primarily offset by a decrease in accounts payable and accrued expenses (excluding special charges) at the end of the current year. As a result, cash flows from operating activities were relatively unchanged versus the prior year. The Company's working capital deficit increased to $19.2 million from $4.1 million in the prior year principally due to the current maturity of medium-term obligations. The current ratio was .9 at December 31, 1996 compared with 1.0 at December 31, 1995. The deficit does not impair the Company's ability to borrow and its credit agreements do not contain any provisions or requirements with respect to working capital.

Over the past three years, Cash flows from operating activities were $332.3 million. These funds were used for the payment of dividends, capital expenditures and the repurchase of Common Stock. Management expects that 1997 cash flows will be impacted by $10 to $15 million due to payments relating to the 1996 restructuring.

Capital Expenditures    The 1996 capital spending programs related to
investments in equipment to improve product quality and productivity, modernize production facilities and manufacture and launch new products. Capital expenditures were $39.0 million in 1996, $44.8 million in 1995, and $38.5 million in 1994. 1997 spending levels are expected to approximate those of 1996.

Liquidity and Capital Resources    During 1996, a strong debt rating and
favorable financial climate permitted the Company to borrow at favorable interest rates. The Company's short-term debt is supported by unused revolving credit of $120 million at December 31, 1996 and 1995. Additionally, the Company has a $150 million medium-term note program of which $70 million was outstanding at December 31, 1996 and 1995.

Management expects funds generated from operations and borrowing capacity will be adequate to finance the Company's business needs, including working capital, shareholder dividends, additions to property, plant and equipment and completion of the restructuring activities.


INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report, other than matters of historical fact, are forward-looking statements and are made based on management's expectations and beliefs concerning future developments and their potential effect on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Among the factors that could cause actual results to differ materially from such forward-looking statements are the following:

- the market reception given the Company's new products;

- competitive pressures, including new product developments or increased advertising or promotional activity by existing or new competitors or continued growth in the private label tampon segment;

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

While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition contained in its annual and quarterly reports, the Company does not intend to review or revise any particular forward-looking statement in light of future events.

Consolidated Statements of Earnings             TAMBRANDS INC. AND SUBSIDIARIES


Years Ended December 31 (in thousands, except per share amounts)      1996       1995       1994
--------------------------------------------------------------------------------------------------
NET SALES                                                           $662,112   $683,092   $644,513
  Cost of products sold                                              226,348    231,625    206,111
--------------------------------------------------------------------------------------------------
Gross profit                                                         435,764    451,467    438,402
Selling, administrative and general expenses:
  Marketing, selling and distribution                                248,644    238,558    233,753
  Administrative and general                                          48,625     52,546     53,034
Restructuring charge                                                  46,221         --         --
--------------------------------------------------------------------------------------------------
                                                                     343,490    291,104    286,787
--------------------------------------------------------------------------------------------------
OPERATING INCOME                                                      92,274    160,363    151,615
  Interest, net and other                                             (8,949)    (9,632)    (9,864)
  Litigation charge                                                       --    (11,396)        --
--------------------------------------------------------------------------------------------------
Earnings before provision for income taxes                            83,325    139,335    141,751
Provision for income taxes                                            37,522     53,813     52,022
--------------------------------------------------------------------------------------------------
NET EARNINGS                                                        $ 45,803   $ 85,522   $ 89,729
--------------------------------------------------------------------------------------------------
  Average number of shares outstanding                                36,842     36,671     36,992
  Net earnings per share                                            $   1.24   $   2.33   $   2.43
  Dividends per share                                               $   1.84   $   1.78   $   1.70
--------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets                      TAMBRANDS INC. AND SUBSIDIARIES


--------------------------------------------------------------------------------------------------
Years Ended December 31 (in thousands)                                         1996        1995
--------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                                 $  11,554   $  11,135
  Accounts receivable, net                                                     99,385      98,047
  Inventories                                                                  40,331      46,736
  Deferred taxes on income                                                     20,964      17,724
  Prepaid expenses                                                             12,788      12,289
  Other current assets                                                         11,574      13,982
--------------------------------------------------------------------------------------------------
Total current assets                                                          196,596     199,913
Property, plant and equipment, net                                            207,639     216,122
Intangible and other assets                                                     5,731       6,014
--------------------------------------------------------------------------------------------------
Total assets                                                                $ 409,966   $ 422,049
--------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt                                                           $  64,699   $  55,063
  Accounts payable                                                             47,666      48,498
  Accrued expenses                                                             78,862      73,330
  Taxes on income                                                              24,535      27,078
--------------------------------------------------------------------------------------------------
Total current liabilities                                                     215,762     203,969
Medium-term obligations                                                        69,205      80,889
Deferred taxes on income                                                       25,781      22,537
Postemployment benefits                                                         4,530      11,682
--------------------------------------------------------------------------------------------------
Total liabilities                                                             315,278     319,077
Shareholders' equity
  Common Stock, authorized 300,000,000 shares, par value $.25 per share;
     issued 43,547,938 shares                                                  10,887      10,887
  Retained earnings                                                           452,608     476,252
  Cumulative foreign currency translation adjustment                           (9,606)    (14,223)
  Treasury stock                                                             (358,304)   (368,543)
  Unamortized value of restricted stock and pension costs                        (897)     (1,401)
--------------------------------------------------------------------------------------------------
Total shareholders' equity                                                     94,688     102,972
--------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                  $ 409,966   $ 422,049
--------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows            TAMBRANDS INC. AND SUBSIDIARIES



Years Ended December 31 (in thousands)                                                   1996       1995       1994
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                           $ 45,803   $ 85,522   $ 89,729
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization                                                          27,557     25,667     24,284
  Deferred income taxes                                                                    (914)     2,158      4,557
  Litigation charge                                                                      (3,282)     4,425         --
  Restructuring and other charges                                                        32,716     (3,587)   (10,417)
Working capital changes:
  Accounts receivable                                                                      (542)   (14,737)    (2,224)
  Inventories                                                                             7,133     (8,326)     1,503
  Prepaid expenses and other current assets                                               1,044       (591)    (1,901)
  Accounts payable and accrued expenses                                                 (13,685)     2,974     17,415
  Taxes on income                                                                         5,781      8,350      5,925
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               101,611    101,855    128,871
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                    (39,007)   (44,778)   (38,470)
Proceeds from sales of property, plant and equipment                                      1,450        108      2,093
Proceeds from sales of marketable securities                                                 --         --        639
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                   (37,557)   (44,670)   (35,738)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends                                                                    (67,837)   (65,274)   (62,721)
Treasury shares repurchased                                                                  --     (4,326)   (71,118)
Short-term debt changes                                                                    (520)   (17,448)     6,149
Reduction of medium-term obligations                                                     (1,978)    (1,094)        --
Proceeds from medium-term obligations                                                        --     24,091     29,983
Proceeds from exercise of stock options and other                                         8,000      5,307      2,422
---------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                   (62,335)   (58,744)   (95,285)
---------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                  (1,300)    (1,182)       730
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                        419     (2,741)    (1,422)
Cash and cash equivalents at beginning of year                                           11,135     13,876     15,298
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                               $ 11,554   $ 11,135   $ 13,876
---------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
  Income taxes paid                                                                    $ 34,879   $ 44,756   $ 49,500
  Interest paid                                                                           8,330      9,188      4,573
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)


NOTE 1
Accounting Policies


The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States.

Principles of Consolidation    The consolidated financial statements include the
accounts of Tambrands Inc. and all majority owned subsidiaries (the "Company"). All significant intercompany accounts and transactions are eliminated.

Foreign Currency Translation    For most foreign subsidiaries, the local
currency is the functional currency and gains or losses resulting from translation are accumulated in a separate component of shareholders' equity. For subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. In such cases, monetary items are translated using current exchange rates and all other balance sheet items are remeasured at historical exchange rates. Any gains or losses from remeasurement are included in earnings.

Cash Equivalents    Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Inventories    Inventories are stated at the lower of cost or market. Cost is determined using the LIFO method for all U.S. inventories. All other inventories are stated at FIFO.

Depreciation    Depreciation is computed on the straight-line and accelerated methods over the useful lives of the assets.

Intangibles    Intangible assets are amortized on a straight-line basis over periods not exceeding 40 years.

Financial Instruments    The Company utilizes derivative financial instruments,
principally options and forward contracts, for the purpose of reducing its exposure to adverse fluctuations in foreign exchange rates. These contracts hedge actual and anticipated transactions and balances for periods consistent with the Company's committed and expected exposures. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities. Gains and losses on contracts that do not qualify as hedges are recognized in earnings. Option premiums are deferred and amortized over the period being hedged. The Company does not hold or issue financial instruments for trading purposes.

Advertising Costs    Advertising costs are charged to earnings as incurred.

Earnings Per Share    Earnings per share of Common Stock are based on the
average number of shares outstanding during each period. Outstanding stock options do not have a significant dilutive effect.

Estimates and Assumptions    The preparation of financial statements in
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates.

New Accounting Standards    The Company adopted Statement of Financial
Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as of January 1, 1996, which had no material effect on the consolidated financial statements. The Company utilizes the undiscounted cash flow method to determine impairment in the carrying value of its long-lived assets. Measurement of an impairment loss is determined by reducing the carrying value of assets to fair value. Assets to be disposed of by sale or abandonment, as part of a plan committed to and approved by management, are recorded at the lower of the carrying value or the fair value less the cost to sell.

In 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The statement establishes a fair value based method of accounting for stock-based compensation. The provisions of the Statement permit the choice to either recognize as expense in the income statement the fair value of stock options and similar equity instruments or continue the current approach set forth in Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and disclose the pro forma effect on net earnings and earnings per share in the footnotes. The Company has elected to continue its current accounting for stock-based compensation granted to employees in accordance with APB 25 and make the required disclosures in the footnotes.

                                                 TAMBRANDS INC. AND SUBSIDIARIES

NOTE 2
Balance Sheet Components

The components of certain balance sheet accounts at December 31 are as follows:


                                                  1996      1995
                                                ------------------
ACCOUNTS RECEIVABLE, NET
Accounts receivable, trade                      $ 94,252  $ 93,603
Less allowance for doubtful accounts               1,776     1,667
------------------------------------------------------------------
                                                  92,476    91,936
Other                                              6,909     6,111
------------------------------------------------------------------
                                                $ 99,385  $ 98,047
------------------------------------------------------------------
INVENTORIES
Raw materials                                   $ 10,537  $ 17,952
Finished goods                                    29,794    28,784
------------------------------------------------------------------
                                                $ 40,331  $ 46,736
------------------------------------------------------------------
Current cost of LIFO inventories                $ 24,395  $ 30,834
Stated value of LIFO inventories                  11,371    15,098
------------------------------------------------------------------
Excess of current cost over stated value        $ 13,024  $ 15,736
------------------------------------------------------------------
OTHER CURRENT ASSETS
Spare parts inventory                           $  9,456  $ 10,460
Other                                              2,118     3,522
------------------------------------------------------------------
                                                $ 11,574  $ 13,982
------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, NET (AT COST)
Buildings, leaseholds and improvements          $ 62,545  $ 63,972
Machinery, equipment and fixtures                256,311   245,931
Land                                               3,723     3,802
Construction in progress                          32,163    39,724
------------------------------------------------------------------
                                                 354,742   353,429
Less accumulated depreciation                    147,103   137,307
------------------------------------------------------------------
                                                $207,639  $216,122
------------------------------------------------------------------
INTANGIBLE AND OTHER ASSETS
Cost                                            $ 13,228  $ 12,983
Less accumulated amortization                      7,497     6,969
------------------------------------------------------------------
                                                $  5,731  $  6,014
------------------------------------------------------------------
ACCRUED EXPENSES
Promotions                                      $ 19,644  $ 20,032
Salaries and benefits                             21,203    25,067
Restructuring reserves                            16,563     3,916
Other liabilities                                 21,452    24,315
------------------------------------------------------------------
                                                $ 78,862  $ 73,330
------------------------------------------------------------------

NOTE 3
Statement of Earnings Information


Statement of earnings information for the years ended December 31 are as follows:

                                   1996      1995      1994
                                 ----------------------------
Interest, net and other
  Net financing:
     Interest income             $   537   $ 1,124   $ 1,304
     Interest expense             (9,283)   (9,206)   (7,645)
-------------------------------------------------------------
                                  (8,746)   (8,082)   (6,341)
  Net foreign exchange losses       (669)   (1,743)   (3,449)
  Other                              466       193       (74)
-------------------------------------------------------------
                                 $(8,949)  $(9,632)  $(9,864)
-------------------------------------------------------------
Depreciation                     $27,013   $25,127   $23,545
Advertising                       55,953    63,272    66,484
Research and development          12,643    12,204    10,735


Note 4
Benefit Plans

The Company maintains several non-contributory pension plans covering domestic and foreign employees who meet certain minimum service and age requirements and provides supplemental non-qualified retirement benefits to certain officers and key employees. Pensions are based upon earnings of covered employees during their periods of credited service. The Company's funding policy for its pensions is to make the annual contributions required by applicable regulations. In early 1996, the Board of Directors approved the elimination of the Directors Pension Plan with respect to current and future non-employee directors and converted the benefits accrued under the plan into an economic interest in the Company's stock under a phantom stock program.

The following table sets forth the funded status of the plans and the amounts recognized in the accompanying financial statements at December 31:


                                                                          1996       1995
                                                                        -------------------
Plan assets at fair value, primarily stocks and bonds                   $120,330   $107,897
--------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested benefits                                                        102,366    101,510
  Nonvested benefits                                                       6,351      6,510
--------------------------------------------------------------------------------------------
Accumulated benefit obligation                                           108,717    108,020
Effect of projected future salary increases                                9,840      9,883
--------------------------------------------------------------------------------------------
Projected benefit obligation                                             118,557    117,903
--------------------------------------------------------------------------------------------
Projected benefit obligation (less than) or in excess of plan assets      (1,773)    10,006
Deferred actuarial adjustments                                            10,997       (203)
Deferred prior service cost                                               (2,551)    (2,913)
--------------------------------------------------------------------------------------------
Accrued pension cost included in accrued expenses                       $  6,673   $  6,890
--------------------------------------------------------------------------------------------

                                                 TAMBRANDS INC. AND SUBSIDIARIES


At December 31, 1996 and 1995, the accumulated benefit obligation of the domestic plans exceeded plan assets by $1,039 and $8,460, respectively.

The net cost of pensions included in the Statements of earnings for the years ended December 31 consists of:


                                                     1996       1995       1994
                                                   ------------------------------
Service cost: benefits earned during the period    $  4,237   $  3,940   $  5,045
Interest cost on projected benefit obligation         8,415      8,389      8,093
Actual return on plan assets                        (14,102)   (19,493)     3,375
Net amortization and deferral                         5,197     11,900    (10,289)
---------------------------------------------------------------------------------
                                                   $  3,747   $  4,736   $  6,224
---------------------------------------------------------------------------------


In 1996 and 1995, the discount rates used to determine the projected benefit obligation for the U.S. plans were 7.5% and 7.25%, respectively, and the rate of increase in future compensation in each year was 4.5%. For the international plans, the discount rates used to determine the projected benefit obligation were 8.25% in 1996 and ranged from 7.5% to 8% in 1995. The rates of increase in future compensation were 5.25% in 1996 and ranged from 5% to 6% in 1995. Expected long-term rates of return on plan assets ranged from 9.25% to 10% in 1996 and 8.5% to 10% in 1995. Prior service costs arising from plan amendments are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under each plan.

The Company sponsors a defined contribution 401(k) savings plan available to domestic employees who meet certain minimum age and service requirements. The Company's contributions to the plan are funded principally with its Common Stock.


NOTE 5
Income Taxes
Provision for income taxes for the years ended December 31 has been made as follows:


                          1996     1995      1994
                        --------------------------
Current tax expense
  United States         $34,595   $45,597  $47,866
  Foreign                 3,841     6,058     (401)
--------------------------------------------------
                         38,436    51,655   47,465
Deferred tax expense
  United States          (2,140)      754    6,699
  Foreign                 1,226     1,404   (2,142)
--------------------------------------------------
                           (914)    2,158    4,557
--------------------------------------------------
                        $37,522   $53,813  $52,022
--------------------------------------------------

Provision has not been made for income taxes on foreign subsidiaries' unremitted earnings to the extent that such earnings have been reinvested in the business; any U.S. income taxes payable on the distribution of available earnings should generally be offset by credits for foreign taxes paid.

Reconciliation of the statutory federal income tax rates to the Company's effective tax rates for the years ended December 31 are as follows:

                                        1996   1995   1994
                                        ------------------
Statutory federal tax rate              35.0%  35.0%  35.0%
State taxes - net of federal benefit     3.2    3.5    4.3
Rate differential on foreign income     (1.8)  (3.7)  (2.3)
Effect of litigation charge               --    1.1     --
Effect of restructuring charge           8.3     --     --
Other differences                        0.3    2.7   (0.3)
-----------------------------------------------------------
Effective tax rate                      45.0%  38.6%  36.7%
-----------------------------------------------------------

During 1996 and 1995, shareholders' equity was credited for $443 and $343, respectively, for tax benefits relating to compensation expense for tax purposes in excess of the amounts recognized for financial reporting purposes.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The components of the net deferred tax assets (liabilities) for the years ended December 31 are as follows:


                                     1996      1995
                                   -----------------
Deferred tax assets:
  Employee benefits                $ 5,532   $ 5,620
  Postemployment benefits            1,405     4,098
  Intercompany transactions            933     4,588
  Accrued liabilities                5,466     4,446
  Restructuring                      7,994        --
  Other                              2,540     4,271
----------------------------------------------------
                                    23,870    23,023
----------------------------------------------------

Deferred tax liabilities:
  Property, plant and equipment     23,319    21,351
  Safe harbor leases                 4,579     5,973
  Other                                789       512
----------------------------------------------------
                                    28,687    27,836
----------------------------------------------------
                                   $(4,817)  $(4,813)
----------------------------------------------------

                                                 TAMBRANDS INC. AND SUBSIDIARIES


NOTE 6
Restructuring Charge

During the third quarter of 1996, a $46,221 restructuring charge ($36,977 after-tax) was taken to provide for the costs associated with restructuring production facilities around the world to support the Company's global strategy. The charge included $26,156 in asset write-downs and $20,065 in severance and employee related costs in connection with the closure of the manufacturing plants in Tours, France; Tipperary, Ireland; St. Petersburg, Russia; and Rutland, Vermont, U.S.A. The restructuring charge provided for a reduction of 1,100 jobs from the worldwide workforce. However, approximately 500 new jobs will be created from the upgrade of the remaining manufacturing facilities and expanded marketing and product development capabilities. As a result of the restructuring, consolidation costs of approximately $2,772 were charged to the current year operating results. As of December 31, 1996, approximately 530 jobs had been eliminated and the remaining accrual of $15,461 related primarily to severance and employee related costs in the United States and France. The restructuring is expected to be substantially complete by December 31, 1997.


NOTE 7
Lease Commitments

The Company's lease of its headquarters in White Plains, New York and European headquarters in the United Kingdom are non-cancelable operating leases. Future minimum lease payments under operating leases with terms in excess of one year amount to $4,582 in 1997, $3,994 in 1998, $3,105 in 1999, $2,962 in 2000 and
$2,316 in 2001. Rent expense in 1996, 1995 and 1994 amounted to $4,649, $5,029 and $4,270, respectively.


NOTE 8
Litigation

The Company has been named in product liability litigation and claims arising from the alleged association of tampons with Toxic Shock Syndrome. The cases seek compensatory and punitive damages in various amounts.

In the second quarter of 1995, the Company provided for $11,396 ($8,686 after-tax) for expenses related to a securities class action lawsuit, which was settled and dismissed in 1995, and several legal proceedings related to previously divested non-tampon business. Most of these legal proceedings related to previously divested businesses are still pending resolution.

There are certain other legal proceedings pending against the Company arising out of its normal course of business in which claims for monetary damages are asserted.

While it is not feasible to predict the outcome of these legal proceedings and claims with certainty, management is of the belief that any ultimate liabilities in excess of reserved amounts will not individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

NOTE 9
Obligations

Short-term debt consists of commercial paper issued in the United States, bank loans and notes payable. Commercial paper outstanding at December 31, 1996 and 1995 was $47,398 and $42,672, respectively. Bank loans and notes payable at December 31, 1996 and 1995 totaled $5,029 and $10,419, respectively. The weighted-average interest rates for short-term debt at December 31, 1996 and 1995 were 5.7% and 6%, respectively. The Company's short-term debt is supported by unused bank lines of credit amounting to $120,000 at December 31, 1996 and 1995. Commitment fees to secure the lines of credit are not material.

At December 31, 1996, there were $11,477 of medium-term obligations outstanding of which $2,272 was payable within the next year. At December 31, 1995, there were $12,869 of medium-term obligations outstanding of which $1,972 was payable within the next year. At the end of both years, these obligations carried interest rates ranging from 7% to 7.9%, had various maturities through June 2003, and had carrying values which approximated market.

At December 31, 1996, there were $70,000 of unsecured medium-term notes outstandingof which $10,000 was payable within the next year. At December 31, 1995, $69,992 of unsecured medium-term notes were outstanding.At the end of both years, the notes carried interest rates ranging from 4.7% to 7.4%, had maturities ranging from January 1997 to May 2004, and had carrying values which approximated market.

The annual maturities on all medium-term notes and obligations through the next five years amount to $12,272 in 1997, $2,303 in 1998, $32,484 in 1999, $11,728
in 2000 and $878 in 2001.

The terms of the Company's financing arrangements include various covenants with which the Company was in compliance at December 31, 1996.


NOTE 10
Financial Instruments

As part of its risk management program, the Company reduces its exposure to foreign currency fluctuation through the use of forward exchange and option contracts. The Company does not enter into financial instruments for trading or speculative purposes. The agreements entered into are short-term in nature with maturities less than one year and the Company primarily acts as a buyer. The Company contracts only with major financial institutions and no significant exposure exists to any one financial institution. Management believes that credit risk of loss is remote and in any event would be immaterial.

The Company had forward exchange contracts with notional values of $11,559 and $7,846 at December 31, 1996 and 1995, respectively. The carrying value of these contracts approximated market. At December 31, 1996, the Company had foreign currency options with notional values of $20,388 and an estimated fair value of $362. At December 31, 1995, the Company had foreign currency options with notional values of $30,373 and an estimated fair value of $322. Premiums are amortized to expense over the option periods and unamortized premiums amounted to $153 and $432 at December 31, 1996 and 1995, respectively.

The Company only enters into forward exchange contracts which match the periods of the underlying transactions being hedged. The maximum loss on foreign currency options is the amount of premiums paid for those options. Therefore, the Company has no material exposure through the use of any of these financial instruments.

                                                 TAMBRANDS INC. AND SUBSIDIARIES


NOTE 11
Shareholders' Equity
The changes in Shareholders' equity for the years ended December 31, 1996, 1995, and 1994 are as follows:


                                                           Cumulative
                          Common    Treasury   Retained   Translation
                           Stock     Stock     Earnings    Adjustment    Other      Total
                          ----------------------------------------------------------------
December 31, 1993         $10,887  ($303,948)  $430,822      ($20,659)  ($2,077)  $115,025
Compensation plans                     4,050       (759)                             3,291
Share repurchase                     (71,118)                                      (71,118)
Net earnings                                     89,729                             89,729
Dividends                                       (62,721)                           (62,721)
Translation adjustment                                          7,038                7,038
Other                                                                       770        770
------------------------------------------------------------------------------------------
December 31, 1994         $10,887  ($371,016)  $457,071      ($13,621)  ($1,307)  $ 82,014
Compensation plans                     6,799     (1,067)                             5,732
Share repurchase                      (4,326)                                       (4,326)
Net earnings                                     85,522                             85,522
Dividends                                       (65,274)                           (65,274)
Translation adjustment                                           (602)                (602)
Other                                                                       (94)       (94)
------------------------------------------------------------------------------------------
December 31, 1995         $10,887  ($368,543)  $476,252      ($14,223)  ($1,401)  $102,972
Compensation plans                    10,239     (1,610)                             8,629
Net earnings                                     45,803                             45,803
Dividends                                       (67,837)                           (67,837)
Translation adjustment                                          4,617                4,617
Other                                                                       504        504
------------------------------------------------------------------------------------------
December 31, 1996         $10,887  ($358,304)  $452,608      ($ 9,606)   ($ 897)  $ 94,688
------------------------------------------------------------------------------------------

Common Stock The Company has 300 million authorized shares of Common Stock. Changes in outstanding shares for the years ended December 31 are as follows:

                                                                               1996        1995         1994
                                                                         -----------------------------------
Shares outstanding at beginning of year                                  36,722,319  36,674,030   38,292,952
Shares repurchased                                                               --     (99,700)  (1,718,700)
Shares issued for stock option and other employee plans from treasury       210,325     147,989       99,778
------------------------------------------------------------------------------------------------------------
Shares outstanding at end of year                                        36,932,644  36,722,319   36,674,030
------------------------------------------------------------------------------------------------------------
Shares held in treasury at end of year                                    6,615,294   6,825,619    6,873,908
------------------------------------------------------------------------------------------------------------


Stock Option Plans    The Company has stock option plans which provide for the
granting of options to directors, officers and key employees to purchase shares of its Common Stock within ten years, at prices equal to or greater than the fair market value on the date of grant. Stock options vest in increments of one-third over a three year period.

In 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The statement establishes a fair value based method of accounting for stock-based compensation.

The provisions of the Statement permit the choice to either recognize as expense in the income statement the fair value of stock options and similar equity instruments or continue the current approach set forth in Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and disclose the pro forma effect on net earnings and earnings per share in the footnotes. The Company has elected to continue its current accounting for stock-based compensation granted to employees in accordance with APB 25 and make the required disclosures in the footnotes. If compensation cost for the Company's stock-based compensation plans had been recognized in the income statement based on the fair value method, net earnings would have been reduced to the pro forma amounts of $44,636 and $84,798 and earnings per share would have been reduced to the pro forma amounts of $1.21 and $2.31 for 1996 and 1995, respectively.

Stock option activity for the years 1996, 1995, and 1994 is as follows:


                                                   1996                   1995                  1994
                                          ---------------------   --------------------  --------------------
                                                       Weighted               Weighted              Weighted
                                           Number of   Average    Number of   Average   Number of   Average
                                            Shares      Price      Shares      Price      Shares     Price
                                          ------------------------------------------------------------------
Outstanding at beginning of year           2,837,462     $47.95   2,845,634     $47.80  2,524,886     $51.36
Granted                                      249,814      43.55     308,834      47.78    866,074      38.78
Expired/Forfeited                           (322,170)     52.23    (219,872)     53.44   (508,672)     51.94
Exercised                                   (132,757)     37.06     (97,134)     34.48    (36,654)     27.57
------------------------------------------------------------------------------------------------------------
Outstanding at end of year                 2,632,349     $47.55   2,837,462     $47.95  2,845,634     $47.80
------------------------------------------------------------------------------------------------------------
Options excercisable at year-end           1,926,689     $48.30   1,823,593     $48.95  1,290,051     $52.73
Weighted-average fair value of options
    granted during the year                    $7.77                  $9.70


                                                 TAMBRANDS INC. AND SUBSIDIARIES



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used for grants in 1996 included dividend yields ranging from 3.7% to 4.5%, risk-free interest rates ranging from 5.7% to 6.9%, assumed expected volatilities ranging from 19.4% to 22.5% and expected lives of 6.5 years. The weighted-average assumptions used for grants in 1995 included dividend yields ranging from 3% to 4.2%, risk-free interest rates ranging from 5.7% to 7.5%, assumed expected volatilities ranging from 21.7% to 22.4% and expected lives of 6.5 years. At December 31, 1996 and 1995, the respective number of shares available for granting options were 2,494,714 and 2,442,356.

The following table summarizes information about stock options outstanding at December 31, 1996:


                                            Weighted               Weighted
Exercise      Number     Average Remaining  Average     Number     Average
Price       Outstanding  Contractual Life    Price    Exercisable   Price
---------------------------------------------------------------------------
$21-29            7,225          1.4 Years    $26.71        7,225    $26.71
 32-37          561,982                7.6     36.48      454,520     36.45
 38-45          685,602                7.8     43.03      429,707     42.93
 46-56        1,060,432                6.2     51.66      720,906     52.58
 59-69          317,108                6.1     63.39      314,331     63.43
---------------------------------------------------------------------------
$21-69        2,632,349                6.9    $47.55    1,926,689    $48.30
---------------------------------------------------------------------------


NOTE 12
Segment and Geographic Information

The Company operates in one industry segment, personal care products. The Company markets these products around the world. Sales are made and credit is granted to drug, grocery, variety and discount stores and other comparable outlets, as well as to wholesalers and distributors. A small number of significant customers are financed through highly leveraged capital structures, making them particularly sensitive to market interest rate changes and other economic variables.

The Company had a significant customer that accounted for 12.2%, 11.1% and 10.3% of net sales in 1996, 1995 and 1994, respectively. In the geographic summary that follows, certain overhead costs are allocated to the geographic areas based on the benefit derived by the area. Restructuring charges of $46,221 reduced 1996 Operating income of the United States, Europe and Other international by $26,438, $18,483 and $1,300, respectively.

Information for the years ended December 31 is as follows:

                                        1996       1995       1994
                                      ------------------------------
Net sales
  United States                       $371,660   $391,011   $381,975
  Europe                               214,712    210,567    195,748
  Other international                   75,740     81,514     66,790
--------------------------------------------------------------------
                                      $662,112   $683,092   $644,513
--------------------------------------------------------------------
Operating income
  United States                       $112,717   $134,194   $142,931
  Europe                                46,415     43,530     27,112
  Other international                   10,601     14,135     10,314
  Unallocated items, net               (31,238)   (31,496)   (28,742)
  Restructuring charge                 (46,221)        --         --
--------------------------------------------------------------------
                                      $ 92,274   $160,363   $151,615
--------------------------------------------------------------------
Identifiable assets at December 31
  United States                       $238,744   $237,054   $212,346
  Europe                              $159,287    169,665    152,295
  Other international                 $ 11,935     15,330     14,434
--------------------------------------------------------------------
                                      $409,966   $422,049   $379,075
--------------------------------------------------------------------

Independent Auditors' Report                     TAMBRANDS INC. AND SUBSIDIARIES


[LOGO] KPMG

To the Board of Directors and Shareholders of Tambrands Inc.:

We have audited the accompanying consolidated balance sheets of Tambrands Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tambrands Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP
Stamford, Connecticut
January 23, 1997

                                                                     SCHEDULE II

                        TAMBRANDS INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                               ($ in thousands)

                                                           1996           1995           1994
                                                       ------------   ------------   ------------

Reserve deducted in the balance sheet
 from the asset to which it applies

Allowance for doubtful accounts:

Balance at beginning of period                              $1,667         $1,456         $1,453

Additions charged to cost and expenses                         288            353             93

Reclassification of unrecoverable promotional
 allowance & other                                              (6)            53             11

Write-off of bad debts                                        (173)          (195)          (101)
                                                       ------------   ------------   ------------

Balance at end of period                                    $1,776         $1,667         $1,456
                                                        ===========    ===========    ===========

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Tambrands Inc.:


Under date of January 23, 1997, we reported on the consolidated balance sheets of Tambrands Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)2 of the annual report on Form 10-K for the year 1996. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                         KPMG Peat Marwick LLP

                                         /s/ KPMG Peat Marwick LLP

Stamford, Connecticut
January 23, 1997

                     Supplementary Financial Information
                              and Quarterly Data
                     -----------------------------------

Quarterly Data
(unaudited)

                                               First            Second               Third            Fourth
                                           -------------   ---------------    ------------------  --------------
(in millions, except per share amounts)     1996    1995    1996     1995        1996      1995    1996    1995
----------------------------------------------------------------------------------------------------------------
Net sales                                  $169.0  $166.9   161.3    $176.3   $175.1      $178.1  $156.7  $161.8
Gross profit                                113.1   111.6   107.2     117.9    114.5       116.8   100.9   105.2
Net earnings (loss)                          23.6    22.8    13.0      13.0(a) (14.7)(b)    26.7    23.9    23.0
  Net earnings (loss) per share              0.64    0.62    0.35      0.36(a) (0.40)(b)    0.73    0.65    0.63


(a) Includes the 1995 Litigation charge as described in the notes to the consolidated financial statements.
(b) Includes the 1996 Restructuring charge as described in the notes to the consolidated financial statements.

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

                   3(4)(a) Resolution of the Board of Directors of the Company authorizing an amendment to the By-Laws of the Company, adopted on January 28, 1997, filed herewith.

                   3(4)(b) By-Laws of the Company, as amended, filed herewith.

                   4(1) Description of the rights of security holders set forth in the Certificate of Incorporation of the Company, as amended through April 28,1987, filed April 30, 1987 as Exhibit 4(a) to the Company's Form S-8 Registration Statement (Reg. No. 33-13902), incorporated herein by reference.

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

                   4(4)(b) First Supplemental Indenture dated as of December 31, 1996, among the Company,

                              Tampax Corporation, Tambrands Mfg., Inc. and
                              Tambrands Sales Corp. and Citibank, N.A., as trustee, to Indenture dated as of December 1, 1993 between the Company and Citibank, N.A., as trustee, relating to the Company's Medium-Term Note Program, filed herewith.

                   4(4)(c) Form of Floating Rate Debt Security, filed December 16, 1993 as Exhibit 4-a to the Company's Report on Form 8-K, incorporated herein by reference.

                   4(4)(d) Form of Fixed Rate Debt Security, filed December 16, 1993 as Exhibit 4-b to the Company's Report on Form 8-K, incorporated herein by reference.

                           Management Contracts and
                           Compensatory Plans and Arrangements
                           (Exhibits 10(1) - 10(20))
                            -----------------------


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

                  10(3)(i) Seventh Amendment to 1991 Stock Option Plan, effective as of January 28, 1997, filed herewith.

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


                  10(4)(c) Amendment to 1989 Restricted Stock Plan, effective as of January 28, 1997, filed herewith.

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

                  10(9)(b) Amended and Restated Employment Protection Agreement between the Company and Mr. Thomas J. Mason, dated as of October 1, 1996, filed herewith;

                  10(9)(c) Employment Protection Agreement between the Company and Mr. Thomas Soper, III, dated as of October 1, 1996, filed as Exhibit 10(9)(d) to the Company's Report on Form 10-K for the year 1995, incorporated herein by reference;


                  10(9)(d) Employment Protection Agreement between the Company and Mr. Michael S. Krause, dated as of July 5, 1995, filed herewith;

                  10(9)(e) Employment Protection Agreement between the Company and Ms. Susan J. Riley, dated as of December 15, 1994, filed herewith;

                              The Company has agreements similar to the agreements listed as Exhibits 10(9)(c), 10(9)(d) and 10(9)(e) with its other executive officers.

                 10(10) Resolution of the Board of Directors of the Company with respect to the compensation of the Board, adopted on December 13, 1994, filed as
                              Exhibit 10(11) to the Company's Report on Form 10-K for the year 1994, incorporated herein by reference.

                 10(11) 1995 Directors Stock and Deferred Compensation Plan, effective as of July 1, 1995, included as Exhibit A to the Company's Proxy Statement, dated March 10, 1995, for the annual meeting of shareholders held on April 25, 1995, incorporated herein by reference.

                 10(12) Executive Severance Program of the Company, filed as Exhibit 10(15) to the Company's Report on Form 10-K for the year 1989, incorporated herein by reference.

                 10(13) 1981 Annual Incentive Plan of the Company, as amended through March 30, 1995, filed as Exhibit 10(1) to the Company's Report on Form 10-Q for the quarter ended March 31, 1995, incorporated herein by reference.

                 10(14) Letter Agreement between the Company and Mr. Edward T. Fogarty, dated as of April 25, 1994, filed as Exhibit 10(1) to the Company's Report on Form 10-Q for the quarter ended June 30, 1994, incorporated herein by reference.

                 10(15) Letter Agreement between the Company and Mr. Thomas Soper, III, dated as of August

                              29, 1994, filed as Exhibit 10(7) to the Company's Report on Form 10-K for the year 1994, incorporated herein by reference.


                 10(16) Letter Agreement between the Company and Mr. Thomas J. Mason, dated as of October 18, 1994, filed as Exhibit 10(18) to the Company's Report on Form 10-K for the year 1994, incorporated herein by reference.

                  10(17) Letter Agreement between the Company and Mr. Michael S. Krause, dated as July 5, 1995, filed as
                              Exhibit 10(1) to the Company's Report on Form 10-Q for the quarter ended September 30, 1995, incorporated herein by reference.

                 10(18) Restricted Stock Agreement between the Company and Mr. Edward T. Fogarty, dated May 31, 1994, filed as Exhibit 10(3) to the Company's Report on Form 10-Q for the quarter ended June 30, 1994, incorporated herein by reference.

                 10(19) Stock Option Agreement between the Company and Mr. Edward T. Fogarty, dated May 31, 1994, filed as
                              Exhibit 10(4) to the Company's Report on Form 10-Q for the quarter ended June 30, 1994, incorporated herein by reference.

                 10(20) Tambrands Inc. 1996 Non-Employee Director Stock Unit Plan, effective as of April 23, 1996, filed as Exhibit 10(1) to the Company's Report on Form 10-Q for the quarter ended June 30, 1996, incorporated herein by reference.

                  10(21)(a)   Commercial Paper Dealer Agreement between the
                              Company and Merrill Lynch Money Markets, Inc., dated November 18, 1992, filed as Exhibit 10(15)
                              (a) to the Company's Report on Form 10-K for the year 1992, incorporated herein by reference.

                  10(21)(b)   Letter Agreement between the Company and the First
                              National Bank of Chicago, dated as of November 18,
                              1992, filed as Exhibit 10(15)(b) to the Company's
                              Report on Form 10-K for the year 1992,
                              incorporated herein by reference.

                  10(21)(c)   Amended and Restated Credit Agreement by and among
                              the Company, Tambrands Limited, the signatory banks thereto and The Bank of New York, as agent, dated as of September 6, 1994, filed as Exhibit 10(5) to the Company's
                              Report on Form 10-Q for the quarter ended
                              September 30, 1994, incorporated herein by reference.

                  10(21)(d)   Amendment No. 1, dated as of May 5, 1995, to the
                              Amended and Restated Credit Agreement, dated as of September 6, 1994, by and among the Company, Tambrands Limited, the signatory banks thereto and The Bank of New York, as agent, filed as Exhibit
                              10(3) to the Company's Report on Form 10-Q for the quarter ended June 30, 1995, incorporated herein by reference.

                  10(21)(e)   Amendment No. 2, dated as of December 13, 1996, to
                              the Amended and Restated Credit Agreement, dated as of September 6, 1994, by and among the Company, Tambrands Limited, the signatory banks thereto and The Bank of New York, as agent, filed herewith.

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