Form 10-Q
period 1997-03-31
TAMBRANDS INC
filed 1997-05-15
CIK 96277

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                    ---------------------------------------

                                   FORM 10-Q
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1997

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

  Common Stock, par value $.25 per share:   36,969,997 shares
                                          as of April 30, 1997

Index to Exhibits is set forth at page 9.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
                        TAMBRANDS INC. AND SUBSIDIARIES
           Consolidated Statements of Earnings and Retained Earnings




                                                                                    Three Months Ended
                                                                                         March 31
                                                                                       (Unaudited)
                                                                        -------------------------------------------
                                                                               1997                    1996
                                                                        -------------------     -------------------
                                                                         (in thousands, except per share amounts)

Net sales                                                                         $168,157                $168,989
     Cost of products sold                                                          59,419                  55,841
                                                                        -------------------     -------------------
Gross profit                                                                       108,738                 113,148

Selling, administrative and general expenses:
     Marketing, selling and distribution                                            55,796                  60,453
     Administrative and general                                                     12,999                  13,482
                                                                        -------------------     -------------------

                                                                                    68,795                  73,935
                                                                        -------------------     -------------------

Operating income                                                                    39,943                  39,213

     Interest, net and other                                                        (1,752)                 (2,117)
                                                                        -------------------     -------------------

Income before provision
     for income taxes                                                               38,191                  37,096

Provision for income taxes                                                          13,940                  13,466
                                                                        -------------------     -------------------

Net income                                                                          24,251                  23,630

Retained earnings at beginning of period                                           452,608                 476,252
                                                                        -------------------     -------------------
                                                                                   476,859                 499,882
                                                                        -------------------     -------------------

Dividends                                                                           17,005                  16,935
Net change in treasury stock                                                            84                     832
                                                                        -------------------     -------------------
                                                                                    17,089                  17,767
                                                                        -------------------     -------------------

Retained earnings at end of period                                                $459,770                $482,115
                                                                        ===================     ===================

Net income per share                                                                 $0.66                   $0.64
                                                                        ===================     ===================


Dividends per share                                                                   $0.46                   $0.46
                                                                        ===================     ===================

Average shares of Common Stock
     outstanding during the period                                                  36,944                  36,775
                                                                        ===================     ===================

See accompanying notes to consolidated financial statements on page 5.

                        TAMBRANDS INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                                                     March 31, 1997
                                                                     (Unaudited)             December 31, 1996
                                                                 --------------------       --------------------
                                                                                 (in thousands)

ASSETS
Current assets:
    Cash and cash equivalents                                                 $7,784                    $11,554
    Accounts receivable, less allowance
      for doubtful accounts of $2,543
      in 1997 and $1,776 in 1996                                             113,225                     99,385
    Inventories:
      Raw materials                                                            8,565                     10,537
      Finished goods                                                          30,742                     29,794
                                                                 --------------------       --------------------
                                                                              39,307                     40,331
    Deferred taxes on income                                                  20,936                     20,964
    Prepaid expenses and other current assets                                 22,557                     24,362
                                                                 --------------------       --------------------
Total current assets                                                         203,809                    196,596
Property, plant and equipment                                                359,125                    354,742
    Less accumulated depreciation                                           (148,976)                  (147,103)
                                                                 --------------------       --------------------
                                                                             210,149                    207,639
Intangible and other assets                                                    6,291                      5,731
                                                                 --------------------       --------------------
Total assets                                                                $420,249                   $409,966
                                                                 ====================       ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Short-term borrowings                                                    $62,952                    $64,699
    Accounts payable                                                          50,308                     47,666
    Accrued expenses                                                          77,306                     78,862
    Taxes on income                                                           35,774                     24,535
                                                                 --------------------       --------------------
Total current liabilities                                                    226,340                    215,762
Medium-term obligations                                                       68,569                     69,205
Deferred taxes on income                                                      25,409                     25,781
Postemployment benefits                                                        3,018                      4,530
                                                                 --------------------       --------------------
Total liabilities                                                            323,336                    315,278
Shareholders' equity:
    Common Stock                                                              10,887                     10,887
    Retained earnings                                                        459,770                    452,608
    Cumulative foreign currency translation adjustment                       (15,104)                    (9,606)
    Treasury stock                                                          (356,992)                  (358,304)
    Unamortized value of restricted stock and pension costs                   (1,648)                      (897)
                                                                 --------------------       --------------------
Total shareholders' equity                                                    96,913                     94,688
                                                                 --------------------       --------------------
Total liabilities and shareholders' equity                                  $420,249                   $409,966
                                                                 ====================       ====================


See accompanying notes to consolidated financial statements on page 5.

                        TAMBRANDS INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows


                                                                 Three Months Ended
                                                                       March 31
                                                                      (unaudited)
                                                          --------------------------------
                                                              1997               1996
                                                          -------------      -------------
                                                                  (in thousands)

Cash Flows from Operating Activities:
Net earnings                                                   $24,251            $23,630
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                                 6,612              7,007
   Deferred income taxes                                             4               (108)
   Restructuring and other charges                              (1,231)              (395)
   Change in:
       Accounts receivable                                     (16,468)           (11,861)
       Inventories                                                 252             (1,664)
       Prepaid expenses and other current assets                 1,896              1,785
       Taxes on income                                          11,714             11,717
       Accounts payable and accrued expenses                     2,732             (8,214)
                                                          -------------      -------------

Net cash provided by operating activities                       29,762             21,897
                                                          -------------      -------------

Cash Flows from Investing Activities:
Capital expenditures                                           (13,557)            (7,200)
Proceeds from sales of property, plant
  and equipment                                                    212                 34
                                                          -------------      -------------

Net cash used in investing activities                          (13,345)            (7,166)
                                                          -------------      -------------

Cash Flows from Financing Activities:
Payment of dividends                                           (17,005)           (16,935)
Short-term debt changes                                          7,600             (2,662)
Medium-term obligation changes                                 (10,683)              (215)
Proceeds from exercise of stock options and other                  632              3,301
                                                          -------------      -------------

Net cash used in financing activities                          (19,456)           (16,511)
                                                          -------------      -------------

Effect of exchange rate changes on cash                           (731)                33
                                                          -------------      -------------

Net decrease in cash and cash equivalents                       (3,770)            (1,747)

Cash and cash equivalents at beginning of period                11,554             11,135
                                                          -------------      -------------
Cash and cash equivalents at end of period                      $7,784             $9,388
                                                          =============      =============

See accompanying notes to consolidated financial statements on page 5.

Notes to Consolidated Financial Statements
------------------------------------------

1. The financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained therein, and are subject to audit and adjustment at the end of the fiscal year, with the exception of the Consolidated Balance Sheet at December 31, 1996, which has been derived from the audited financial statements at that date.

2. Subsequent event - On April 9, 1997, The Procter & Gamble Company ("P&G") and the Company announced that P&G will acquire the Company. Under the terms of the definitive merger agreement unanimously approved by the boards of directors of both companies, the Company's shareholders will receive $50 per share in cash for each share of the Company's Common Stock for a total of approximately $1.85 billion. The transaction is subject to certain conditions, including approval by the Company's shareholders and regulatory clearances.

Item 2.  Management's Discussion and Analysis of Financial
-------  --------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Results of Operations
---------------------

First-quarter net sales of $168.2 million were flat versus the comparable period of 1996, as were unit sales. The negative impact of foreign exchange was partially offset by favorable price and product mix in certain international markets. For the current quarter, the U.S. tampon category in units increased
2.5 percentage points versus the first quarter of 1996. Tampax U.S. market share in units for the first quarter of 1997 was 51.9%, down .3 share points from the comparable period of the prior year.

Gross profit as a percentage of net sales was 64.7% compared to 67% for the prior year. The lower margin in the current year was primarily due to transitional operating costs associated with the previously announced restructuring.

Marketing, selling and distribution expenses were 8% lower in the current year versus the first quarter of 1996. The decrease is primarily attributable to comparatively heavy promotional spending in the first quarter of 1996 in support of the flagship brand relaunch and lower advertising expenditures in the first quarter of 1997 due to the timing of the Company's new advertising campaign.

Administrative and general expenses were 4% lower than last year due to continuing efforts to contain overhead costs.

Operating income of $39.9 million represented an increase of 2% over the first quarter of the prior year. The increase was principally attributable to the lower marketing, selling and distribution expenses discussed above.

Interest, net and other reflected a $.3 million decrease in expense from the comparable period of the prior year. The decrease is primarily due to realized foreign exchange gains.

The three-month effective tax rate for 1997 was 36.5% compared to 36.3% for the comparable period of 1996.

Net earnings were $24.3 million($.66 earnings per share) for the first quarter of 1997 compared to $23.6 million ($.64 earnings per share) for the first quarter of the prior year.

Outlook
-------

The worldwide market for consumer products remains highly competitive and sensitive to price. The Company expects that this trend will continue. The Company has announced to the trade a price increase in the United States on its core Tampax brand, which is scheduled for July 1, 1997. The Company anticipates a continuation of the current high level of advertising and promotional activities and new product introductions by competitors, along with continued growth in the private label sector. The Company intends to aggressively proceed with its support of the Tampax tampon franchise with advertising, promotions and product line extensions.

Financial Condition
-------------------

Cash flows from operating activities for the three months ended March 31, 1997 were $29.8 million compared to $21.9 million for the same period of 1996. The increase was primarily attributable to improved management of accounts payable and accrued expenses, partially offset by higher accounts receivable. The current ratio at March 31, 1997 and December 31, 1996 was .9. The Company's working capital deficit at March 31, 1997 increased to $22.5 million from $19.2 million at the prior year end, principally due to the timing of income tax payments. The deficit does not impair the Company's ability to borrow and its credit agreements do not contain any provisions or requirements with respect to working capital.

The first-quarter 1997 capital spending programs related to investments in equipment to improve product quality and productivity, modernize production facilities and manufacture and launch new products. Capital expenditures were $13.6 million in 1997 compared with $7.2 million in 1996. The full-year 1997 spending levels are expected to approximate those of 1996.

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

       - the costs to the Company associated with the proposed acquisition of the Company by The Procter & Gamble Company and other possible negative effects on the Company if such proposed acquisition were not to be consummated;

       -        production delays or inefficiencies;

       - the costs and other effects of legal and administrative cases and proceedings, settlements and investigations;

       - real or perceived safety or quality issues with respect to the Company's products, whether arising from tampering or otherwise; and

       - change in U.S. or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates.

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

3(4)(a) Resolution of the Board of Directors of the Company authorizing an amendment to the By-Laws of the Company, adopted on January 28, 1997, filed as Exhibit 3(4)(a) to the Company's Report on Form 10-K for the year 1996, incorporated herein by reference.

3(4)(b) By-laws of the Company, as amended, filed as Exhibit 3(4)(b) to the Company's Report on Form 10-K for the year 1996, incorporated herein by reference.

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

Exhibit
Number          Description
-------         -----------

4 (3) (a)       Rights Agreement between the Company and First Chicago Trust
                Company of New York, as Rights Agent, dated as of October 24,
                1989, which includes the Form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares as Exhibit
                B, filed October 27, 1989 as Exhibit 1 to the Company's Form 8-A
                Registration Statement, incorporated herein by reference.

4 (3) (b)       Amendment No. 1, dated as of April 8, 1997, to the Rights
                Agreement, dated as of October 23, 1989, between the Company and First Chicago Trust Company of New York, as Rights Agent, filed
                April 10, 1997 as Exhibit 4 to the Company's Report on Form 8-K, incorporated herein by reference.

4 (4) (a)       Indenture dated as of December 1, 1993 between the Company and
                Citibank, N.A., as trustee, relating to the Company's Medium-
                Term Note Program, filed March 31, 1994 as Exhibit 4(4) (a) to the Company's Form 10-K Report for the year ended December 31,
                1993, incorporated herein by reference.

4 (4) (b)       First Supplemental Indenture dated as of December 31, 1996, among the Company, Tampax Corporation, Tambrands Sales Corp. and
                Citibank, N.A., as trustee, to Indenture dated as of December 1, 1993, between the Company and Citibank, N.A., as trustee, relating to the Company's Medium-Term Note Program, filed as
                Exhibit 4(4) (b) to the Company's Form 10-K Report for the year ended December 31, 1996, incorporated herein by reference.

4 (4) (c)       Form of Floating Rate Debt Security, filed December 16, 1993 as
                Exhibit 4-a to the Company's Report on Form 8-K, incorporated herein by reference.

4 (4) (d)       Form of Fixed Rate Debt Security, filed December 16, 1993 as
                Exhibit 4-b to the Company's Report on Form 8-K, incorporated herein by reference.

12 Computation of Ratio of Earnings to Fixed Charges, filed herewith.

27 Financial Data Schedules, filed herewith (in electronic format only)

Exhibits 2, 10, 11, 15, 18, 19, 22, 23, 24 and 99 have been omitted as inapplicable.

b)   Reports on Form 8-K
     -------------------

     The Company filed a Report under Item 5 of Form 8-K on January 29, 1997 in order to file a press release, issued by the Company on January 28, 1997, which contained the Company's fourth-quarter 1996 results.

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


Date: May 14, 1997